Form 10-Q
period 1994-12-31
MOLECULAR BIOSYSTEMS INC
filed 1995-02-13
CIK 719598

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1994

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from............... to ...............

                 Commission file number 0-12648

                   MOLECULAR BIOSYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

         Delaware                               36-3078632
  (State of Incorporation)            (I.R.S. Identification No.)
                    10030 Barnes Canyon Road
                   San Diego, California 92121
                         (619) 452-0681
       (Address, including zip code, and telephone number,
      including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            X Yes           No

The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 3, 1995 was 11,999,561 shares.


PART I -  FINANCIAL INFORMATION

  Item 1 - Financial Statements

  1.      Consolidated Balance Sheets

          December 31, 1994
          March 31, 1994

  2.      Consolidated Statements of Operations

          Three Months Ended December 31, 1994 and 1993
          Nine Months Ended December 31, 1994 and 1993

  3.      Consolidated Statements of Cash Flows

          Nine Months Ended December 31, 1994 and 1993

  4.      Notes to Financial Statements

  Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
  Securities Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits
  (b)  Reports on Form 8-K

  Signatures


















          MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

                            ASSETS
                    (Dollars in thousands)

                                 December 31,
                                      1994    March 31,
                                  (Unaudited)    1994
                                  ___________ _________

CURRENT ASSETS:
  Cash and cash equivalents           $   896   $ 1,557
  Marketable securities -
  available for sale                   21,093    27,943
  Inventories                           1,120     1,169
  Accounts and notes receivable        11,250       901
  Accrued interest receivable             162       295
  Prepaid expenses and other assets       952       710
                                      _______   _______
  Total current assets                 35,473    32,575

PROPERTY AND EQUIPMENT, at cost:
  Building and improvements            18,079    18,022
  Equipment, furniture and fixtures     5,119     5,296
  Construction in progress                784       114
                                      _______   _______
                                       23,982    23,432
  Less Accumulated depreciation and
  amortization                          5,633     4,872
                                      _______   _______
                                       18,349    18,560
OTHER ASSETS:
  Patents and license rights,
  net of amortization                   1,731     1,556
  Other assets, net                     2,722     3,760
                                      _______   _______
                                        4,453     5,316
                                      _______   _______

                                      $58,275   $56,451







                    See accompanying notes.






          MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

             LIABILITIES AND SHAREHOLDERS' EQUITY

                    (Dollars in thousands)
                                 December 31,
                                     1994     March 31,
                                 (Unaudited)    1994
                                  __________  ________


CURRENT LIABILITIES:
Accounts payable and accrued
  liabilities                         $ 7,386   $ 4,201
  Current portion of long-term debt       303        53
  Compensation accruals                   254       204
                                      _______   _______
  Total current liabilities             7,943     4,458
                                      _______   _______

LONG TERM DEBT, net of current
portion                                 8,487     3,917
                                      _______   _______

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value,
  20,000,000 shares authorized,
  11,999,561 and 11,989,361 shares
  issued and outstanding, respectively    120       120
  Additional paid-in capital           78,421    78,259
  Retained deficit                    (35,355)  (29,290)
  Unrealized loss on
  available-for-sale securities          (348)        -
  Less notes receivable from sale of
  common stock                           (934)     (954)
  Less treasury stock, at cost            (59)      (59)
                                     ________  ________

                                       41,845    48,076
                                     ________  ________

                                      $58,275   $56,451
                                     ________  ________


                    See accompanying notes.








          MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS

      (Unaudited; in thousands, except per share amounts)


                              THREE MONTHS ENDED       NINE MONTHS ENDED
                              DECEMBER 31,              DECEMBER 31,
                               1994     1993             1994      1993
REVENUES
  Revenues under
  collaborative agreements     $ 6,188  $ 5,000         $14,921   $ 5,713
  Product Revenues                 720      532           1,267       532
  License fees                       -        -              40     2,015
                                ______   ______          ______    ______
                                 6,908    5,532          16,228     8,260
RESEARCH AND DEVELOPMENT COSTS:
  Compensation                   1,519    1,998           5,404     5,971
  Equipment and supplies         1,384      672           3,312     2,908
  Outside research, preclinical
  and clinical trials              345      620           1,512     1,338
  Legal, professional and
  consulting                       275      501           1,093     1,177
  Occupancy costs                  237      336           1,011     1,113
  Other                            492      473           1,779     1,261
                                 _____   ______          ______    ______
                                 4,252    4,600          14,111    13,768
COST OF PRODUCTS SOLD              643      295             988       295
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES        4,338    2,078           7,628     5,232
                                 _____    ______          _____     ______
  Total operating costs and
  expenses                       9,233    6,973          22,727    19,295
                                 _____    _____          _______   ______
  Loss from operations          (2,325)  (1,441)         (6,499)  (11,035)

INTEREST EXPENSE                  (193)     (83)           (496)     (252)
INTEREST INCOME                    283      401             930     1,582
                                 ______   ______          ______   ______
NET LOSS                       $(2,235) $(1,123)       $ (6,065)  $(9,705)

NET LOSS PER
  COMMON SHARE                 $ (0.19) $ (0.09)       $  (0.51)  $ (0.82)
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING            12,000   11,917          11,999    11,884


                    See accompanying notes.






           MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                    (Unaudited; in thousands)
                                             1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                  ($6,065)    ($9,705)
  Adjustments to reconcile net loss to cash
  provided by operating activities:
  Depreciation and amortization                2,455      1,654
  Changes in operating assets and liabilities:
  Receivables                                (10,216)       182
  Inventories                                     49       (291)
  Prepaid expenses and other assets             (242)      (241)
  Accounts payable and
  accrued liabilities                          3,185       (128)
  Income taxes                                     -        475
  Compensation accruals                           50         49
  Deferred contract revenue                        -       (713)
                                               ______    ______
  Cash used in operating activities           (10,784)   (8,718)
                                               ______    ______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property
  and equipment                                  (882)   (7,942)
  Additions to patents and
  license rights                                 (500)     (715)
  Decrease in marketable securities             6,502    18,765
                                               _______   ______
  Cash provided by investing
  activities                                    5,120    10,108
                                               _______   ______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
  common shares                                   183    1,217
  Long-term debt proceeds                       5,000        -
  Principal payments on
  long-term debt                                 (180)     (27)
                                               _______   ______
  Cash provided by financing
  activities                                    5,003    1,190
                                               _______   ______
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 (661)   2,580

CASH AND CASH EQUIVALENTS,
  beginning of period                           1,557    2,764
                                               _______   ______
CASH AND CASH EQUIVALENTS,
  end of period                                  $896   $5,344
                                               _______   ______
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest income received                     $1,063   $2,125
  Income tax refunds received                  $    -   $  475

                     See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

(1)Basis of Presentation-

The Notes to the Consolidated Financial Statements of Molecular
Biosystems, Inc. (the "Company") which were submitted with the Company's Form 10-K for the year ended March 31, 1994 are incorporated herein by reference.

These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of December 31, 1994, and the results of its operations for the three- and nine-month periods ended December 31, 1994 and 1993, and its cash flows for the nine-month periods ended December 31, 1994 and 1993, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.

In April 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that the Company classify its marketable securities as available-for-sale and record unrealized holding gains or losses as a separate component of stockholders' equity and against the related asset. Management intends to manage the Company's investments in order to minimize losses and maximize investment value. The Company's marketable securities consist of U.S. Government obligations and corporate and municipal bonds.

(2)  Contingencies-

In January 1995 the Company was notified that Bracco S.p.A. of Milan, Italy, its former licensee for its proprietary oral ultrasound agent for gastrointestinal imaging, had filed for arbitration of its dispute with the Company. The dispute arose over Bracco's notice of rescission of the license and its demand for return of the $2 million license fee, claiming that the Company had failed to inform it of developmental and patent problems with the product.
Bracco's demand for arbitration requests a refund of the license fee and other relief. The Company has filed an answer denying Bracco's entitlement to relief and claiming that Bracco acted in bad faith, seeking to rescind the license only when it determined to acquire the licensee of a potentially competing oral contrast agent. The Company counterclaimed for breach of contract for $5.5 million in unpaid license fees, lost profits and other damages. The arbitration will take place in Los Angeles. The Company expects to prevail in the proceeding but cautions that the results of litigation are unpredictable. The Company does not believe an unfavorable ruling in an arbitration would have a material adverse impact on its financial condition.





PART I  - FINANCIAL INFORMATION

Item 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis should be read in conjunction with the consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

REVENUES. In December 1987, December 1988 and March 1989, the Company entered into collaborative agreements with Nycomed A.S. of Oslo, Norway, Mallinckrodt Medical, Inc. of St. Louis, Missouri and Shionogi & Co., Ltd. of Osaka, Japan, respectively, under which the Company granted each of these parties certain license rights with respect to its ultrasound imaging contrast agent, ALBUNEX(R). The agreements provide for payments to the Company conditioned upon the achievement of certain product development milestones. In August 1994, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market ALBUNEX(R) in the United States. As a result, the Company recognized as revenue during the quarter ended September 30, 1994 milestone payments totalling $8.7 million ($8 million from Mallinckrodt and $733,000 from Nycomed). As of December 31, 1994 the Company had received payments of $4.7 million. The remaining $4 million will be received over the next six months in two quarterly installments of $2 million each.

During the quarter ended December 31, 1994, an additional $6.1 million in milestone payments became due from Mallinckrodt with the release of ALBUNEX(R) to Mallinckrodt's sales force. The Mallinckrodt agreement provides that $3.1 million of this amount is to be distributed "to such employees of MBI as shall be mutually agreed" by MBI and Mallinckrodt. To date, no such determination has been made. The Company expects that the parties will agree that the MBI Board of Directors shall determine the disposition of this amount. An offsetting expense of $3 million has been accrued under selling, general and administrative expenses in the quarter ended December 31, 1994 and the liability is included in accrued liabilities. This milestone payment which is also included in accounts receivable at December 31, 1994, was received in January 1995. The first $750,000 quarterly installment of the remaining $3 million was received in November 1994.
The remaining $2.25 million will be paid in three quarterly installments.

Under its collaborative agreement with Mallinckrodt, the Company will receive, in addition to its standard transfer price for ALBUNEX(R) (40% of net sales price), an amount equal to 100% of the net product sales of ALBUNEX(R) in the U.S. during the twelve months following Mallinckrodt's release of ALBUNEX(R) to its sales force, up to a maximum payment of $30 million. This amount will be earned as sales occur, but will be payable at the end of the twelve month period. For the quarter ended December 31, 1994, the Company recognized $138,000 of such revenue which is included in revenues under collaborative agreements.

Total revenues were $6.9 million and $16.2 million for the three-month and nine-month periods ended December 31, 1994, compared to $5.5 million and $8.3 million for the same periods in the prior year. Current year revenues for the nine-month period ended December 31, 1994, consist primarily of the $14.9 million in milestone payments discussed above. Prior year revenues for the same nine-month period consisted primarily of $2 million in license fee revenues received from Bracco S.p.A. ("Bracco") of Milan, Italy in connection with an exclusive license agreement for the Company's oral ultrasound agent (see note 2) and of $5.7 million in research milestone revenues from Shionogi.

      RESEARCH AND DEVELOPMENT COSTS. For the three-month and nine-month periods ended December 31, 1994, the Company's research and development costs totaled $4.3 million and $14.1 million, or approximately 46% and 62%, respectively, of total operating costs and expenses, as compared to $4.6 million and $13.7 million, or approximately 66% and 71%, respectively, for the same periods in 1993. The dollar increase in 1994 over 1993 was primarily due to an increase of $404,000 in equipment and supplies expense and an increase in the amortization of deferred costs of $550,000 which is included in other costs. These increased costs were offset by a decrease of $567,000 in compensation expense, primarily due to the reclassification of the manufacturing labor to cost of products sold.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.3 million and $7.6 million for the three- and nine-month periods ended December 31, 1994, or approximately 47% and 34%, respectively, of total operating costs and expenses, as compared to $2.1 million and $5.2 million or approximately 30% and 27%, respectively, for the corresponding periods in 1993. Selling, general and administra-tive expenses for the three and nine months ended December 31, 1994 increased primarily due to the accrual of the payment to key employees as discussed above under Revenues.

  INTEREST EXPENSE AND INTEREST INCOME. Interest expense for the three- and nine-month periods ended December 31, 1994 and 1993 consists of mortgage interest on the Company's buildings. In May 1994, the Company entered into a new credit agreement with a bank to finance the purchase of two unimproved buildings which the Company had acquired in December 1993 and planned modifications of the two buildings. The terms of the agreement provide for two separate loans of $5 million each which initially accrued interest at the bank's prime rate plus two percent. In August 1994, the rate declined to prime plus one percent as a result of the U.S. approval of ALBUNEX(R). The increase in interest expense during the current period is due entirely to the funding of the initial $5 million loan in May 1994.

  The decrease in interest income in the current year was primarily due to lower average cash and marketable securities balances in the current period. Also contributing to this decline was a general decline in market interest rates as compared to the rates at the time of the original investments.

  The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate and municipal bonds, certificates of deposit and commercial paper.

PROSPECTIVE INFORMATION

     REVENUE RECOGNITION AND OPERATING EXPENSES. Revenues may fluctuate significantly from quarter to quarter based on the level of ALBUNEX(R) product sales. As mentioned above under Revenue, under its collaborative agreement with Mallinckrodt, the Company will receive, in addition to its standard transfer price for ALBUNEX(R), an amount equal to 100% of the net product sales of ALBUNEX(R) in the U.S. during the twelve months following Mallinckrodt's release of ALBUNEX(R) to its sales force, up to a maximum payment of $30 million.

     Operating results for the foreseeable future are expected to result in operating losses at least until after a significant product revenue stream from ALBUNEX(R) sales has been established. Operating costs may decrease as the Company improves its manufacturing efficiencies and focuses its product development efforts in ultrasound imaging.

     SALES OF ALBUNEX(R) IN JAPAN. Although sales in Japan have been below the Company's expectations, Shionogi, the Company's distributor in Japan, and the Company have engaged in an intensive cooperative study of the situation in Japan. They believe that the lower-than-expected sales are the result of the unique nature of the Japanese market. Among the possible reasons for the slow Japanese launch are Shionogi's expectation that U.S. launch would precede their own, giving them a model for their own launch. Additionally, the relative unfamiliarity of Japanese clinicians with the intended uses for the product may have also contributed to the lower-than-expected sales. Finally, the packaging and transport of the product for Japan may have adversely affected the early shipments. With respect to this last factor, changes in vial and packaging configuration and transportation practices appear to have corrected the issue. None of these factors is expected to apply to the U.S. launch of ALBUNEX(R).

     The Company is working closely with Shionogi to resolve any and all issues that the Japanese launch has raised. To increase the likelihood of improved sales performance in future quarters, Shionogi has, with the Company's concurrence, decided to curtail current promotional efforts and limit current Japanese sales to selected accounts until these issues have been resolved.

     While the Company expects ALBUNEX(R) to be successful in Japan, it is unlikely that the Company will be making any signif-icant shipments to Japan through the remainder of the fiscal year as Shionogi has sufficient inventory at the current time.


     TECHNOLOGICAL DEVELOPMENT. On July 11, 1994, the Company filed an Investigational New Drug (IND) application with the FDA to initiate human clinical trials of its proprietary abdominal ultrasound imaging agent, ORALEX(TM). The FDA approved the IND in September 1994 and clinical trials began in October 1994. The Phase I clinical trials, which are being sponsored by the Company and are being conducted at a major university center, were approximately half complete as of December 31, 1994.

     With the exception of ALBUNEX(R), the Company's technologies must be regarded as being at a very early stage of development. Like all new technologies, their respective prospects are subject to many uncertainties. Early test results may prove to have been in error; new competitive products may obviate the need for the Company's product; unexpected patent problems may appear; the Company's strategy or financial condition may dictate changes in the mix and number of pipeline products; large-scale manufacturing may prove to be unfeasible; later studies may reveal safety or efficacy concerns not apparent earlier on; the Company's marketing partner(s) may change its strategic focus; the technology may fall prey to regulatory difficulties; and other unpredictable difficulties may arise. While the Company believes that each of its emerging early-stage technologies has the potential to evolve into safe and useful medical products, the Company continually evaluates each of them for commercializability, and at this point cannot accurately predict the likelihood or extent of successful product development.


LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's founding, funds for its operations have been provided primarily by private and public equity financing, research and licensing revenues and interest income. Product revenues from sales of ALBUNEX(R) are expected to be an increasing source of funds for Company operations in the future. At December 31, 1994, the Company had cash and current marketable securities aggregating $22 million, as compared to $29.5 million at March 31, 1994. Additionally, the Company has included in accounts receivable $9.3 million related to milestones achieved which will be received over the next three quarters.

     The Company expects to make additional modifications and improvements to its current manufacturing facility during fiscal
1995 to support the development programs of its new contrast agents. As a result, in December 1994, the Company notified the lessor of one of their facilities that the Company intends to exercise their option to expand the square footage which the Company is leasing in that facility. This will allow for the relocation of some of the Company's research and development facilities and administrative offices. In addition, the Company is currently exploring its options with regards to the sale of two unimproved buildings and the underlying land in San Diego, California. As discussed under "Results of Continuing Operations
- - - Interest Expense and Interest Income," in May 1994, the Company entered into a credit agreement with a bank to finance the purchase of the two buildings referred to above. An initial $5 million loan was funded in May 1994. The Company may draw on the second $5 million loan in $500,000 increments for a period of 18 months from the funding of the initial loan. The loans will be due in April 2000 and are collateralized by certain assets of the Company.

     For the near future, product revenues from the sale of ALBUNEX(R) and milestone payments derived from the Company's re-search contract with Mallinckrodt will support a portion of the Company's operating costs and expenses. The Company will also continue to utilize its existing cash and marketable securities resources and the interest earned thereon to fund its operations and capital spending needs. The Company may seek financing from additional sources, such as borrowings, technology licenses, lease arrangements or additional equity financing, as anticipated capital requirements change as a result of strategic, competitive, technological and regulatory factors.

PART II - OTHER INFORMATION

Items 1-5 - The Company has nothing to report with respect to these items during the quarter ended December 31, 1994.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




s/GERARD A. WILLS
Gerard A. Wills
Chief Financial Officer



DATE: February 13, 1995