Form 10-K
period 1995-03-31
MOLECULAR BIOSYSTEMS INC
filed 1995-06-28
CIK 719598

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
   [X]             Annual Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

                       FOR THE FISCAL YEAR ENDED MARCH 31, 1995

   [  ]           Transaction Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                         Commission file number 0-12648

                           MOLECULAR BIOSYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                36-3078632
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

             10030 Barnes Canyon Road, San Diego, California 92121
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (619) 452-0681

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on which
          Title of each class                           registered
      Common Stock, $.01 par value               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

    The aggregate market value of voting stock held by non-affiliates of the registrant was $95,854,303 as of June 14, 1995 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported on the New York Stock Exchange).

    There were 12,171,975 shares outstanding of the registrant's Common Stock as of June 14, 1995.

    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual shareholders report for the year ended March 31, 1995 are incorporated by reference into Parts I and II.

    Portions of the proxy statement for the annual shareholders meeting to be held September 7, 1995 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.        BUSINESS

GENERAL

     Molecular Biosystems, Inc. ("MBI" or "the Company") is primarily engaged in the development and manufacture of proprietary diagnostic ultrasound imaging agents. ALBUNEX-Registered Trademark-, the first intravascular agent for enhanced echocardiogram contrast, has been approved and is being marketed in the United States and Japan. A second generation intravascular product, FS069, and an orally-administered ultrasound agent designed to enhance contrast in the gastrointestinal system, are currently in clinical trials.

     MBI's first commercial product ALBUNEX-Registered Trademark-, is the first intravascular ultrasound imaging agent available in the U.S. and elsewhere, where approved, throughout the world. In October 1993, ALBUNEX-Registered Trademark- was approved for marketing in Japan and became the first imaging agent available there. Approvals for ALBUNEX-Registered Trademark- followed in Sweden in February of 1994, in the United Kingdom in July 1994, and in the
United States in August 1994.   Finland approved the product in January 1995.

     While in recent years the Company has also worked to develop contrast agents for other imaging modalities such as magnetic resonance imaging (MRI) and computed tomography (CT), the Company curtailed this activity in February 1995, reducing its overall staff and expenses by approximately 25%. Among the projects upon which active research was halted were dendrimer-(polymer-) based MRI agents and flourine-containing compounds for CT agents. It continues work on an iodinated triglyceride product for CT applications, and has instituted a full-scale effort to develop collaborative or out-licensing arrangements for some of the other non-ultrasound technologies.

     The Company was incorporated in Delaware on April 14, 1980. Its principal executive offices are located at 10030 Barnes Canyon Road, San Diego, California 92121, and its telephone number is (619) 452-0681.

ALBUNEX-Registered Trademark-

     ALBUNEX-Registered Trademark- is an imaging agent for diagnostic ultrasound based on the Company's proprietary technologies. It is capable of transpulmonary passage after intravenous administration (i.e., it is able to pass from the right side of the heart through the lungs and into the left side of the heart). ALBUNEX-Registered Trademark- was designed to reflect sound waves during sonography to allow clearer visualization of blood flow and the borders of the hearts chambers. The Company believes that ALBUNEX-Registered Trademark- has potential to enhance the contrast resolution of ultrasound imaging generally and to expand the use of echocardiography (cardiovascular ultrasound imaging).

     ULTRASOUND IMAGING. Ultrasound is one of the least expensive and most commonly used diagnostic imaging modalities. Ultrasound imaging is widely used by cardiologists, radiologists and other physicians throughout the world. It provides a safe and effective method for non-invasive tomographic (cross-sectional) imaging of most major soft tissue structures in the body. Physicians rely on ultrasound as a cost-effective method to evaluate heart disease, liver, kidneys, gall bladder and pancreas, as well as fetal development and the reproductive system itself.

     Based on marketing analysis conducted by the Company in 1995 and published reports, the Company believes that over 30 million ultrasound imaging examinations are performed annually in the United States using an installed equipment base of approximately 52,000 units, and that these examinations include approximately ten million echocardiograms.

     Ultrasound imaging relies on the transmission, reflection and reception of high-frequency sound waves. As sound waves travel through the targeted area of the body, signals are reflected by the various tissues and fluids encountered. The intensity of these signals is proportional to the acoustic reflectivity of the tissue or fluid encountered. These reflected signals, or echoes, are detected by the ultrasound system and processed to display cross-sectional anatomy in "real time."

     ECHOCARDIOGRAPHY. Echocardiography is used to obtain important diagnostic information on heart structure and function. Among the direct clinical data obtainable are chamber dimensions, valve performance and, in some instances, heart wall motion. The Company believes that echocardiography offers advantages over other cardiac imaging methods such as angiography, radioisotopic scans, magnetic resonance imaging, and computed tomography. All of these other methods are more costly, both in terms of the necessary equipment and the cost per test; some of them involve radioactive tracer agents, radiopaque dyes or radiation; some of them are more difficult to perform; and some of them are more invasive.

     Echocardiography does not yet directly assist in the identification of the primary problems of coronary artery disease and resulting cardiac ischemia (lack of blood supply). Recently, as resolution capabilities have improved and sophisticated digital data storage and analysis capabilities have been developed, echocardiography applications have emerged that indirectly address these problems. The Company anticipates that the number of echocardiograms performed each year will continue to grow as these developments evolve.

     While many patients do not require enhanced contrast in order for an echocardiogram to exhibit an acceptable image of the heart, the Company believes that approximately 10% of echocardiograms are diagnostically inconclusive because of imaging difficulties. It is these patients who can potentially benefit from the use of ALBUNEX-Registered Trademark-. In the rapidly changing health-care environment the pressures to rein in cost have helped ultrasound emerge as an alternative to more expensive imaging procedures. For these reasons ultrasound use is growing against all modalities used in vascular imaging.

     ALBUNEX-Registered Trademark-. ALBUNEX-Registered Trademark- is an ultrasound imaging agent which when injected reflects ultrasound waves in the blood approximately 100 times more strongly than blood alone. Its greater reflectivity creates a contrast effect between the blood and surrounding tissue which enhances the ability of ultrasound imaging to resolve subtle differences in the density of the target tissue structures.

     ALBUNEX-Registered Trademark- is made by the Company's patented sonication process from human albumin, a naturally occurring protein found in blood.
During the sonication process, minute amounts of air are surrounded by albumin to create air-filled microspheres. These microspheres function as ultrasound wave reflectors because of the large acoustic density differential between the air in the ALBUNEX-Registered Trademark- microsphere and the surrounding blood and tissue. The Company's proprietary technologies permit control of the size of the ALBUNEX-Registered Trademark- microspheres, which average four microns in diameter -- smaller than red blood cells (which average eight microns in diameter). This difference in size makes microvascular circulation of ALBUNEX-Registered Trademark- possible.

     Microvascular circulation makes ALBUNEX-Registered Trademark-, which is injected intravenously and is thus minimally invasive, capable of transpulmonary passage to enhance visualization of the left side of the heart. The left ventricle of the heart is its main pumping chamber and is most often involved in serious heart disease. The Company believes that the ability to view the structure and functions of the left ventricle more clearly will enable important cardiac performance characteristics to be determined more precisely and will thereby improve diagnostic accuracy. The delivery of an intravenous contrast agent to the left side of the heart is difficult because blood first flows through the right side of the heart and then through the minute capillaries (which act as a filter) of the lungs before reaching the left side of the heart. Because the ALBUNEX-Registered Trademark- microspheres are smaller than red blood cells, however, they are able to flow through the lungs intact. After their passage through the left side of the heart, the ALBUNEX-Registered Trademark- microspheres are metabolized harmlessly by the body. The Company believes that an advantage of ALBUNEX-Registered Trademark- is that it permits contrast-enhanced echocardiography of the left side of the heart by intravenous injection rather than by more invasive means such as catheterization.

     The Company believes that ALBUNEX-Registered Trademark- can also enhance ultrasound imaging applications which rely on the physics principle, known as the Doppler effect, that sound waves appear to change frequency with changes in the velocity of the source relative to the observer. Doppler-shift characteristics are used in ultrasound imaging to determine blood flow velocities in principal arteries and veins as well as gross blood flow through the chambers and valves of the heart. While the low acoustic density of blood, and in particular red blood cells, aids in the transmission of sound waves, blood does not possess significant acoustic reflectivity. The ability of current ultrasound imaging to resolve Doppler-shift signals from small vasculature (capillary) blood flow is thus limited because of the low acoustic reflectivity of blood cells and the lower velocity of flow in such small vessels. The Company believes that the higher acoustic reflectivity of ALBUNEX-Registered Trademark- can improve the resolution of Doppler-shifted data from smaller vasculature and enhance the effectiveness of these applications of ultrasound imaging.

     Imaging agents used at present are prepared mainly from substances designed for other uses (e.g., saline and radiopaque dyes). Radiopaque dyes are cumbersome to prepare, inconsistent in size, possess a short shelf life, and are typically too large to flow in capillary circulation. The Company believes that ALBUNEX-Registered Trademark- does not have these undesirable characteristics.

     CLINICAL TRIALS AND REGULATORY APPROVALS. The Company has secured approval in the United States for the initial indication (use) of ALBUNEX-Registered Trademark-. The Company also has two additional products in clinical development, FS069 a second generation organ perfusion agent, and ORALEX-TM-, an orally-administered agent that facilitates imaging of internal organs.

     Two types of product trials are required prior to receiving marketing approval by the Food and Drug Administration. These are preclinical and clinical trials.

     In preclinical trials, potential compounds are tested IN VITRO (observable in a test tube) and IN VIVO (within living animals) to obtain safety information prior to administration in humans.

     The clinical evaluation involves a three-phase process.   Phase I, usually
consists of preliminary testing for safety and dose ranging with a small group of subjects. Phase II involves further study to evaluate dose ranging and efficacy for a particular indication and to identify possible side effects and risks in a larger subject group. Phase III trials consist of additional testing for efficacy and safety with a further expanded subject group at multiple test sites.

     Following the completion of the preclinical and clinical evaluation, an Investigational Device Exemption ("IDE") (device application) or New Drug Application ("NDA") (drug application) must be submitted to and approved by the FDA in order to market the product in the United States. Similar applications are required in foreign countries. There is no assurance that upon completion of the clinical trials the results will be considered acceptable for FDA approval. If and when approval is obtained to market a product, the FDA will govern manufacturing and marketing activities.

     In September 1990, following the completion of clinical trials, the Company submitted a Premarket Approval Application ("PMA") to the FDA for approval of ALBUNEX-Registered Trademark- as an imaging agent for two-dimensional echocardiography to opacify the left ventricular chamber and enhance endocardial (chamber border) definition. The Company's PMA was accepted for filing in February 1991. After the FDA's Radiological Devices Advisory Panel recommendation for approval and two additional amendments submitted to the FDA, the Company received clearance for the marketing and sale of ALBUNEX-Registered Trademark- in the United States on August 8, 1994.

     The Company's European licensee, Hafslund Nycomed AS ("Nycomed"), completed clinical trials in 1992, and in September, 1992, a subsidiary of the licensee filed a new drug application for ALBUNEX-Registered Trademark- in the United Kingdom as part of the European Community multistate approval procedure. This procedure simplifies the approval process in other European Community countries
once approval has been obtained in one of the member countries.   In February
1994, Nycomed announced the approval of ALBUNEX-Registered Trademark- (known as Infoson-TM- in Europe) for marketing in Sweden, the first European country to approve the product. In August 1994 ALBUNEX-Registered Trademark- received regulatory approval in the United Kingdom. Approval in Finland followed in January, 1995. Nycomed has filed applications for the remaining European countries and anticipates filing other approval applications in selected countries outside of the European Community. To date Hafslund Nycomed AS, is continuing its market evaluation and testing in preparation for setting a definite launch date.

     The Company's Japanese licensee, Shionogi & Co., Ltd., filed a new drug application for ALBUNEX-Registered Trademark- with the Japanese Ministry of Health in October 1991 following completion of clinical trials earlier in the year. On October 1, 1993, the Central Pharmaceutical Affairs Council of the Koseisho, Japan's Ministry of Health and Welfare, approved ALBUNEX-Registered Trademark- for marketing in Japan. In November 1993, a National Health Insurance ("NHI") price of approximately $75 per 5 ml vial was established. The Company receives 30% of the NHI price as the transfer price for the product shipped to Shionogi.

     In June 1992, the Company and its American licensee, Mallinckrodt Medical, Inc., filed a new drug submission with Canada's Health Protection Branch.

     ALBUNEX-Registered Trademark- is classified as a medical device by the FDA. It is classified as a drug in Europe, Japan and Canada. (See "Government Regulation.")

     ADDITIONAL APPLICATIONS. The Company intends to pursue human clinical trials for further applications of ALBUNEX-Registered Trademark- in cardiovascular ultrasound imaging. The Company is developing ALBUNEX-Registered Trademark- as an intra-arterial agent to use with techniques that involve the placement of a catheter directly into the arteries that supply blood to the heart muscle. These techniques, broadly referred to as cardiac catheterization, are routinely employed in diagnostic medicine. Contrast echocardiography of this type may permit the more accurate mapping of myocardial perfusion, or blood flow within the heart muscle. Preliminary animal and human studies indicate that ALBUNEX-Registered Trademark- may provide reliable perfusion data using these techniques. The Company has begun other clinical studies to support additional cardiac indications for ALBUNEX-Registered Trademark-.

     Contrast enhancement may also play a role in non-cardiac ultrasound imaging. Ultrasound imaging is routinely used by radiologists, gynecologists and vascular specialists. Additional clinical applications of ALBUNEX-Registered Trademark- may be found in imaging major abdominal organs, including the liver and kidneys, as well as the peripheral vasculature. Advances in newer techniques, such as "deep Doppler" and transesophageal probes to monitor perfusion during surgery, may expand the use of ultrasound imaging beyond its present applications. The Company and Mallinckrodt Medical, Inc. are currently conducting animal studies to identify additional promising uses of contrast-enhanced ultrasound imaging. Its U.S. marketing partner Mallinckrodt is also conducting ALBUNEX-Registered Trademark- Phase III clinical trials to investigate its ability to detect fallopian tube patency, a common fertility test for women with suspected blockage in their fallopian tubes.

     The Company is actively pursuing a new generation (FS069) of albumin-based ultrasound imaging agents, designated FS069. The Company has also developed ORALEX-TM-, a non-ALBUNEX-Registered Trademark- based contrast agent for use in abdominal ultrasound imaging that can be administered orally. (See "Additional Considerations Regarding Products in Development," below.)

     MANUFACTURING. The Company manufactures ALBUNEX-Registered Trademark- for commercial sale in the United States and Japan in its San Diego Facility. Pursuant to its license agreement with Hafslund Nycomed AS, ALBUNEX-Registered Trademark- will be manufactured by Nycomed in Europe. The Company believes that its current facilities will provide sufficient production capacity for ALBUNEX-Registered Trademark- for the foreseeable future.

     The Company is also currently constructing an additional full-scale manufacturing plant it its San Diego facility for the production of FS069, its second generation ultrasound imaging agent. The Company believes that, if and when approved by the FDA, the intermediate-scale manufacturing facility will provide sufficient production capacity for market launch.

     ORALEX-TM-, the Company's orally administered agent, is currently manufactured in a pilot-scale plant in one of the Company's San Diego facilities. The Company believes that this facility will be sufficient to supply product for future clinical trials. If and when approved by the FDA, ORALEX-TM- will require a larger commercial scale facility for market launch.

     MARKETING. The Company's strategy for marketing and distributing ALBUNEX-Registered Trademark- has been to enter into exclusive licensing and distribution agreements with companies having a substantial market position in the fields of diagnostic imaging agents or cardiovascular pharmaceuticals. Since December 1987, the Company has entered into agreements with Hafslund Nycomed AS ("Nycomed") of Oslo, Norway, Mallinckrodt Medical, Inc. ("Mallinckrodt") of St. Louis, Missouri, and Shionogi & Co., Ltd. ("Shionogi"), of Osaka, Japan.

     Under the agreement with Nycomed, which was entered into in December 1987, the Company granted Nycomed exclusive manufacturing, marketing and distribution rights for ALBUNEX-Registered Trademark- (known as Infoson-TM- in Europe) in Europe, Africa and the Middle East. Nycomed paid the Company a license fee of $2 million and agreed to pay the Company a further $11 million for research and development activities relating to ALBUNEX-Registered Trademark-. Nycomed paid the Company a further $2 million when the agreement was amended in June 1989 to include India in Nycomed's territory. The final payment of $733,000 was paid to the Company under this agreement, following the FDA's August 1994 approval of ALBUNEX-Registered Trademark- in the United States. Nycomed also agreed to pay royalties to the Company based on Nycomed's sales of ALBUNEX-Registered
Trademark- at rates ranging from 3%-12%.    Nycomed is responsible for
conducting clinical trials of ALBUNEX-Registered Trademark- in the countries in its territory. The term of the agreement lasts for the life of the ALBUNEX-Registered Trademark- patents. (See "PATENTS AND LICENSE AGREEMENTS.")

     Under the agreement with Mallinckrodt, which was entered into in December 1988, the Company granted Mallinckrodt exclusive marketing and distribution rights for ALBUNEX-Registered Trademark- in North and South America. Mallinckrodt paid the Company $6 million and agreed to pay the Company a further $21 million over the next several years conditioned on the Company's successful completion of certain product development and regulatory milestones. Mallinckrodt also agreed to pay the Company an amount equal to 100% of the net product sales of ALBUNEX-Registered Trademark- in the United States during the 12 months following Mallinckrodt's release of ALBUNEX-Registered Trademark- to its sales force, up to a maximum payment to the Company of $30 million. The Company earned $345,000 through approximately the first five months of sales under this provision. The Company has the right to manufacture and supply the ALBUNEX-Registered Trademark- to be marketed and distributed by Mallinckrodt and is entitled to payments equal to 40% of all net product sales. The Company is responsible for conducting clinical trials of ALBUNEX-Registered Trademark- in the United States for cardiac indications. Mallinckrodt is responsible for conducting clinical trials of ALBUNEX-Registered Trademark- in the United States for subsequent non-cardiac indications and is responsible for conducting all clinical trials in the other countries in Mallinckrodt's territory.
Mallinckrodt also paid the Company approximately $3 million for 181,818 unregistered shares of the Company's Common Stock. The term of the agreement lasts for the life of the ALBUNEX-Registered Trademark- patents and grants Mallinckrodt exclusive rights for five years following the first commercial sale of ALBUNEX-Registered Trademark- in the United States, after which the Company has the right to co-market ALBUNEX-Registered Trademark- in North and South America or to assign all of its rights to a third party. (See "PATENTS AND LICENSE AGREEMENTS.") Mallinckrodt is required to market and distribute ALBUNEX-Registered Trademark- under the trademark "ALBUNEX-Registered Trademark- ," or if it chooses to market and distribute ALBUNEX-Registered Trademark- under a different name, it must grant the Company a license to use this other name if the Company chooses to exercise or assign its co-marketing rights after the expiration of Mallinckrodt's exclusive period. Also pursuant to its agreement with Mallinckrodt, the Company undertook on behalf of itself and Mallinckrodt to acquire license rights to a United States patent for certain related technology. The Company acquired these rights in February 1991, and in connection therewith the Company and Mallinckrodt agreed to pay royalties to the licensor of 0.8% and 1.2%, respectively, of U.S. net sales of ALBUNEX-Registered Trademark-.

     Under the agreement with Shionogi, which was entered into in March 1989, the Company granted Shionogi exclusive marketing and distribution rights for ALBUNEX-Registered Trademark- in Japan, Taiwan and South Korea. Shionogi paid the Company $10 million and agreed to pay a further $21 million (of which $13 million has been received as of June 1995) over the next several years conditioned on Shionogi's successful completion of certain product development and regulatory milestones. The Company has exercised its option to manufacture the ALBUNEX-Registered Trademark- marketed and distributed by Shionogi.
Shionogi pays the Company $22.43 per 5 ml vial, which is 30% of the product price set by the Japanese government on sales of ALBUNEX-Registered Trademark-manufactured by the Company. The term of the agreement lasts for the life of the ALBUNEX-Registered Trademark- patents and grants Shionogi exclusive rights for six years following the initial approval to market ALBUNEX-Registered Trademark- in Japan, after which the Company has the right to co-market ALBUNEX-Registered Trademark- itself or to grant sublicenses to third parties.

     Sales of ALBUNEX-Registered Trademark- in Japan have been below the Company's expectations. Shionogi and the Company have engaged in an intensive cooperative study of the situation. Both companies believe that the lower-than-expected sales were the result of the unique nature of the Japanese market. Among the possible reasons for the initial slow Japanese launch was that the packaging and transport of the product for Japan may have adversely affected the early shipments. Changes in vial and packaging configuration and transportation practices appear to have corrected the issue. However, to increase the likelihood of improved sales performance in the future, Shionogi, with the Company's concurrence, decided during the first quarter of Fiscal 1995 to curtail promotional efforts and limit current Japanese sales to selected accounts until these issues have been resolved. The Company has worked closely with Shionogi to resolve any and all issues that the Japanese launch has raised. A "relaunch" of ALBUNEX-Registered Trademark- is expected in fiscal 1996. (See "PATENTS AND LICENSE AGREEMENTS.")

     The Company believes that ALBUNEX-Registered Trademark- is a safe and useful product for which a significant demand exists in the medical community. The Company is disappointed by the initial sales in the United States and Japan, as well as by the continuing delays in the European launch. In fact, ALBUNEX-Registered Trademark- sales have been well below the Company's expectations. While the Company believes that Mallinckrodt, Shionogi, and Nycomed continue to have the greatest potential to successfully commercialize ALBUNEX-Registered Trademark- in their respective markets, it is carefully reviewing their performance and strategies.

     PATENTS AND LICENSE AGREEMENTS. The use of ALBUNEX-Registered Trademark-is protected by issued United States and foreign patents and is also the subject of several pending patent applications.

     In November 1986, the Company entered into a license agreement under which it acquired the exclusive right to develop, use and sell any products derived from the licensed ALBUNEX-Registered Trademark- patents and applications, and any future related patents and applications. Also included in the agreement was the right to sublicense these rights to others.

     In June 1989, the license agreement was restructured. The Company paid the licensor $4.5 million in addition to the license fee of $100,000 that it had previously paid and also paid $2 million as a prepayment of royalties to be earned on the first $66.7 million of sales of the licensed products in the United States. In exchange, the rate of royalties based on sales of licensed products was reduced from 6% to 3% of worldwide net sales by the Company (or of U.S. sales by a sublicensee) and from 2 1/2% to 1 1/4% of net sales by any sublicensees outside of the United States. In addition, the Company agreed to pay $100,000 a year for five years to the medical school, university or research institute with which the licensor is affiliated to support his further research relating to ALBUNEX-Registered Trademark-. In December 1992, this support obligation was converted to direct payments to the licensor in the same amount for the next five years.

     In the United States, a patent is enforceable for seventeen years from the date of issuance and grants to the owner the right to exclude others from practicing the patented invention. Since the licensing of the early ALBUNEX-Registered Trademark- patents, the Company has filed several patent applications of its own describing improvements over the original formulation and methods of manufacturing commercial quantities of ALBUNEX-Registered Trademark-. The Company currently has exclusive rights to five United States patents issued between 1986 and 1990 with respect to the use of ALBUNEX-Registered Trademark-as an end product and the continuous flow method for manufacturing of ALBUNEX-Registered Trademark-. In addition to these United States patents, the Company has sought worldwide patent protection by filing a number of corresponding foreign patent applications, many of which have already issued.

SECOND GENERATION ULTRASOUND IMAGING AGENT

     The Company is developing a "second generation" intravenously administered ultrasound imaging agent that can directly depict myocardial perfusion in real time. The agent consists of proprietary, proteinaceous microspheres (FS069) that have been effective in depicting myocardial perfusion during echocardiography in preclinical animal studies using standard ultrasound instruments. Clinical and preclinical studies have resulted in very minimal hemodynamic changes in the test subjects, an important preliminary indicator of product safety. Additionally, very low doses have been administered to achieve the perfusion effect, another potentially important safety factor.

     The Company has filed a U.S. patent application and will be seeking worldwide patent protection for FS069. Preclinical studies for a myocardial perfusion indication concluded in the end of 1994, at which time the Company filed an application with the U.S. FDA to begin human clinical trials. (See "Government Regulation.") The Company received clearance to begin Phase I clinical trials in March of 1995 and in May of 1995 announced the successful completion of Phase I trials. Phase II trials for FS069 are expected to begin by early fall. Development efforts for the next year will also include the preclinical evaluation of FS069 for Doppler enhancement and for radiology applications such as liver and kidney sonography.

     (See "Additional Considerations Regarding Products in Development," below.)

ORAL ULTRASOUND CONTRAST AGENT

     The Company has developed ORALEX-TM-, a non-ALBUNEX-Registered Trademark-based contrast agent for use in abdominal ultrasound imaging that can be administered orally. It relies on the ability of certain substances to fill the gastrointestinal tract and displace the air within. This results in improved ultrasound visualization of anatomical structures in the upper gastrointestinal tract and adjacent organs, such as the pancreas. In March 1995, the Company was issued a U.S. patent for ORALEX-TM-, its abdominal ultrasound agent that completed Phase I clinical trials in May of 1995. (See "Government Regulation.")

     In May 1993 the Company entered into an exclusive license agreement with Bracco S.p.A. of Milan, Italy, for the distribution rights to the Company's oral ultrasound agent in Europe and the former Soviet Union. At that time Bracco paid the Company a license fee of $2 million and undertook certain developmental obligations in the territory. In March 1994 Bracco notified the Company that it desired to rescind the agreement and demanded that MBI return the license fee. The Company denied that Bracco was entitled to rescind the agreement or to the return of any portion of the license fee, and notified Bracco that it regarded Bracco's notice of rescission as a breach of contract. Negotiations to terminate the license agreement on mutually agreeable terms have not been successful, and the dispute has been submitted to binding arbitration. The Company expects to prevail in any proceeding, but does not believe an unfavorable ruling in an arbitration would have a material adverse impact on its financial condition.

COMPUTERIZED TOMOGRAPHY CONTRAST AGENTS

     Computerized tomography ("CT") is an advanced method of X-ray imaging that can be used in conjunction with iodinated contrast agents which allows for the enhanced detection of differences in tissue density. Certain types of cancer would thus be visible using CT due to the difference in tissue density between the cancerous mass and the surrounding tissue. Using CT, early detection of cancer is facilitated.

     Currently available CT contrast agents are limited in their usefulness in detecting very small tumors due to their rapid diffusion into extracellular spaces which reduces the ability to detect differences in tissue density. A new variety of compounds has been discovered that are particularly useful for CT of the liver. These polyiodinated triglycerides remain localized in the liver long enough after their administration to allow for enhanced CT imaging. They appear to have the additional advantage of being effective in smaller doses than other CT agents.

     The Company has entered into a license agreement with the University of Michigan for several polyiodinated triglyceride contrast agents for use in CT of the liver. This agreement grants to the Company exclusive worldwide rights to the contrast agents which have been patented in the United States by the University. In addition, the University has also filed a U.S. patent application for a delivery vehicle for use in targeting these CT agents to the liver. The Company, in association with the University of Michigan, had been performing safety and efficacy studies in animals. The Company intends to retain intellectual property rights on this program, and has instituted a full-scale effort to develop collaborative or out-licensing arrangements.

     (See "Additional Considerations Regarding Products in Development," below.)

ADDITIONAL CONSIDERATIONS REGARDING PRODUCTS IN DEVELOPMENT

     The foregoing discussion describes technologies at different stages of development. ALBUNEX-Registered Trademark- for cardiac ultrasound is an example of a technology that is well-developed and has received regulatory approval for marketing in the United States. ALBUNEX-Registered Trademark- for cardiac ultrasound has been approved for commercial sale in both Japan and Sweden, the United Kingdom, Finland and is currently marketed in Japan by Shionogi.

     However, each of the other technologies described above, including other indications of ALBUNEX-Registered Trademark-, must be regarded as being at a very early stage of development. Like all new technologies, their respective prospects are subject to many uncertainties. Early test results may prove to have been in error; new competitive products may obviate the need for the Company's product; unexpected patent problems may appear; the Company's strategy may dictate changes in the mix of products under development; large-scale manufacturing may not prove to be feasible; later studies may reveal safety or efficacy concerns not apparent earlier on; the Company's marketing partner(s) may change its strategic focus; the technology may fall prey to regulatory difficulties; and other unpredictable difficulties may arise.

     While the Company believes that each of the early-stage technologies described above has the potential to evolve into safe and useful medical products, the Company continually evaluates each of them for commercializability, and at this point cannot accurately predict the likelihood or extent of successful product development. For example, in FY 1995 the Company made the decision to focus its research and development activities primarily on its ultrasound products in order to reduce its cash burn rate.

     In evaluating the Company's prospects, the investor should keep in mind the risk inherent in ventures required to invest substantial capital in research and development of products with long development cycles, such as biomedicals. The Company makes no representation that any particular imaging agent currently in development will become a final, FDA-approved product.

GOVERNMENT REGULATION

     The diagnostic products which the Company is developing on the basis of its proprietary technologies are subject to substantial regulation by the FDA and comparable agencies in foreign countries.

     In the case of new drugs and certain diagnostic products, the process of obtaining FDA approval of a new product involves many steps. Test results on animals to determine efficacy, safety and potential toxicity are submitted to the FDA as part of an investigational new drug application or an application for investigational device exemption before clinical trials on humans can begin. After completion of clinical trials, a New Drug Application ("NDA") in the case of drugs, or a PMA in the case of products that are not classified by the FDA as drugs, must be submitted to the FDA. After receiving the NDA or PMA and all additional information submitted during the review process, the FDA decides whether and under what conditions it will permit the product to be sold. If the FDA approves the sale of a product, FDA regulations apply to the manufacturing and marketing of the product. The FDA may also require post-marketing testing and surveillance programs. The process of obtaining FDA approval of a new product typically takes a number of years and requires substantial funding.

     In September 1987, the FDA agreed to review ALBUNEX-Registered Trademark-as a Class III medical device. There is no assurance that the FDA will continue to classify ALBUNEX-Registered Trademark- or FS069, the Company's second generation product, as a medical device rather than a drug.

     Regulations regarding the handling and disposal of radioactive substances are also applicable to some of the Company's activities.

COMPETITION

     Competition in the fields of diagnostic imaging, biotechnology and biomedicine is intense. The principal methods of competition include product safety and efficacy, marketing and price. There are a substantial number of specialized companies in these fields engaged in research, development, testing and commercialization of products and processes similar to one or more of the products and processes that the Company has developed or expects to develop from its technologies. Many of these companies have capital resources, research and development staffs and marketing and distribution capacities substantially larger than those of the Company. Many of these companies also have more extensive experience in testing and applying for regulatory approval. There are also a number of specialized biomedical research companies in various stages of formation, and it is reasonable to expect more entrants into the field.

EMPLOYEES

     As of June 8, 1995, the Company had 143 employees, including seven officers.

     In May 1995, Vincent A. Frank, the Company's President, resigned in order to concentrate on his continued mediacl treatment for a brain tumor.

ITEM 2.        PROPERTIES

     Currently, the Company's corporate offices and laboratory, manufacturing and warehouse facilities occupy a total of 75,000 square feet in San Diego, California. The Company owns a 44,000 square foot building purchased in 1989 and leases two additional facilities under agreements expiring in April 1996 and September 2002, with renewal provisions of eighteen to twenty-four months at the end of the lease terms. During fiscal year 1995 the Company leased an additional 3,000 square feet of laboratory facilities in Midland, Michigan. The Company vacated the premises in February 1995 when the lease expired.

     In December 1993, the Company purchased two unimproved buildings and the underlying land in San Diego, California which it originally planned would replace currently leased facilities and allow for planned expansion of the Company's research and development facilities and administrative offices. (See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

ITEM 3.        LEGAL PROCEEDINGS

     In June of 1994, the United States District Court for the Southern District of California granted final approval to an agreement settling a class action complaint against the Company, certain of its officers and all of the members of its Board of Directors (Sherman v. Widder, et at., No. TS 92-1827-IEG (M) alleging violations of the Securities Exchange Act of 1934 and California securities laws. The Company agreed to pay $3 million in cash, and shares of MBI's common stock worth $1.5 million (172,414 shares valued as of March 31, 1995), into a settlement fund which has been distributed to qualifying class members. Pursuant to the settlement order, the distribution of cash and stock was administered by counsel for the plaintiff class. Included in accrued liabilities at March 31, 1995 and 1994, is a liability of $1.5 million for the issuance of this common stock. All distributions under this settlement agreement have been concluded.

     In May 1993 the Company entered into an exclusive license agreement with Bracco S.p.A. of Milan, Italy, for the distribution rights in Europe and the former Soviet Union to the Company's proprietary oral ultrasound agent for imaging the gastrointestinal tract. At that time Bracco paid the Company a license fee of $2 million and undertook certain developmental obligations in the territory. In March 1994, Bracco notified the Company that it desired to rescind the agreement and demanded that MBI return the license fee. The Company denied that Bracco was entitled to rescind the agreement or to the return of any portion of the license fee, and notified Bracco that it regarded Bracco's notice of rescission as a breach of contract. In January 1995, Bracco filed a demand for arbitration claiming return of the $2 million license fee, in addition to other monetary relief. MBI has filed a response denying the material allegations of Bracco's demand, and has also filed a counterdemand asking for damages in the amount of at least $5.5 million and other monetary relief, claiming that Bracco's purported rescission was in bad faith and resulted from its acquisition of the exclusive licensee of a competing agent. MBI also claims that the purported rescission was wrongful and a breach of the exclusive license. The Company believes that it will prevail on Bracco's claims. The Company stresses, however, that the course of arbitration cannot be predicted. In any event, the Company does not believe an unfavorable ruling in arbitration would have a material adverse impact on its financial condition.

     In December 1992, the Company entered into an exclusive license with Dendritech, Inc., of Midland, Michigan to develop and commercialize imaging agents using dendrimer technology. In March 1995, Dendritech, notified the Company that it is claiming that the Company has materially breached the license agreement, justifying termination of the Dendritech License if the claimed breaches are not cured. (The claimed breaches are in connection with MBI's restructuring and downsizing, described under "General" above.) MBI and Dendritech have agreed in prnciple on Dendritech's repurchase of this technology. The terms of Dendritech's repurchase will not have a material impact on MBI's financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information concerning the names, ages and titles of the Company's executive officers and certain significant employees is included in accordance with General Instruction G(3) of Form 10-K:

        Name                       Age               Title
        ----                       ---               -----

 Kenneth J. Widder, M.D.           42        Chairman of the Board and
                                             Chief Executive Officer

 James L. Barnhart, Ph.D.          52        Vice President - Research
                                             and  Development and
                                             Chief Operating Officer

 Steven Lawson                     43        Vice President - Legal Affairs and
                                             General Counsel

 Gerard A. Wills                   38        Vice President - Finance
                                             and Chief Financial Officer

 Richard M. Stern                  45        Vice President - Marketing

 Allan H. Mizoguchi,  Ph.D.        50        Vice President - Clinical and
                                             Regulatory Affairs

 Kenneth R. Derry                  47        Vice President - Operations


     Dr. Widder has served as the Company's Chairman of the Board and Chief Executive Officer since July 1981.

     Dr. Barnhart joined the Company in February 1988 as its Director of Research and Development and was appointed Vice President - Research and Development in October 1992. In 1994, in conjunction with a medical leave of absence taken by Vincent A. Frank, the Company appointed Dr. Barnhart Chief Operating Officer. From 1979 until joining the Company, Dr. Barnhart was an Associate Adjunct Professor at the Department of Radiology at the University of California, San Diego School of Medicine in La Jolla, California.

     Mr. Lawson joined the Company in January 1992 as its Vice President - Legal Affairs and General Counsel. From 1981 until joining the Company, Mr. Lawson was a partner with the law firm of Johnson and Colmar in Chicago, Illinois.
From 1977 through 1981, Mr. Lawson was associated with the Chicago law firm of Kirkland & Ellis.

     Mr. Wills joined the Company in February 1993 as its Controller and served as its Executive Director - Finance and Chief Financial Officer from August 1994 until January 1995 when he was promoted to Vice President - Finance and Chief Financial Officer. From 1990 until joining the Company, Mr. Wills served as the Corporate Manager of Finance for Maxwell Laboratories, Inc. From 1986 through 1990 Mr. Wills was employed with Intermark, Inc. where he last served as the Corporate Controller.

     Mr. Stern joined the Company in April 1988 as its Vice President - Marketing. From 1984 until joining the Company, Mr. Stern held various marketing management positions at GE Medical Systems, Inc., Rancho Cordoba, California where he last served as Manager, Worldwide Cardiology Product Marketing.

     Dr. Mizoguchi joined the Company in June 1989 as its Director of Clinical Trials and served as its Director of Clinical Research from April 1992 until February 1994 when he was appointed Executive Director, Clinical Affairs and Quality Assurance. In July 1994 he was appointed Vice President - Clinical and Regulatory Affairs. From 1981 until 1989, Dr. Mizoguchi was employed by the Sutter Corporation, Inc. where he last served as Vice President for Clinical Research, Quality Assurance and Regulatory Affairs.

     Mr. Derry joined the Company in June 1993 as its Director of Materials and was appointed Director of Operations in March 1994 until November 1994 when he was appointed Vice President - Operations. From 1984 until joining the Company, Mr. Derry, held various operations management positions, including Director of Manufacturing Systems and Director of Materials Management, at Hybritech, Inc., a division of Eli Lilly & Company, in San Diego, California.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     Market Information on page 36 of the annual shareholders report for the year ended March 31, 1995 is incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

     Selected Financial Data on page 18 of the annual shareholders report for the year ended March 31, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 through 23 of the annual shareholders report for the year ended March 31, 1995 are incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements included on pages 24 through 36 of the annual shareholders report for the year ended March 31, 1995 are incorporated herein by reference.

     Quarterly Results of Operations on page 35 of the annual shareholders report for the year ended March 31, 1995 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors is incorporated in this report by reference to pages 2 through 3 of the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders to be held on September 7, 1995 ("1995 Proxy Statement Information"). Information concerning executive officers is included in Part I of this report.


ITEM 11.       EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to pages 6 through 11 of the Company's 1995 Proxy Statement.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership is incorporated in this report by reference to pages 4 through 5 of the Company's 1995 Proxy Statement.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference to page 13 of the Company's 1995 Proxy Statement.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)       Index to Consolidated Financial Statements.  The following
               Consolidated Financial Statements of MOLECULAR BIOSYSTEMS, INC.
               are filed as part of this Form 10-K and are included in the Annual Report attached hereto as Exhibit 13.1 and incorporated herein by reference:

               Report of Independent Public Accountants

               Consolidated Balance Sheets at March 31, 1995 and
               1994

               Consolidated Statements of Operations for the years ended March 31, 1995, 1994 and 1993

               Consolidated Statements of Stockholders' Equity for the years ended March 31, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows for the years ended March 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements


     (2)       Index to Consolidated Financial Statement Schedules.

               All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in the Annual Report attached hereto as Exhibit 13.1.

     (3) EXHIBITS -EXHIBITS MARKED WITH AN ASTERISK ARE FILED WITH THIS REPORT; ALL OTHER EXHIBITS ARE INCORPORATED BY REFERENCE.

      3.1 Certificate of Incorporation of the Company, as amended to date (by amendments filed March 4, 1981, March 30, 1982, March 14, 1983, April 18, 1983, and November 20, 1987). (Incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

      3.2 Certificate of Incorporation of Syngene, Inc. as amended September 20, and December 31, 1989. (Incorporated by reference from Exhibit 3.2 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1990.)

      3.3 By-Laws of the Company, as amended and restated September 18, 1990. (Incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

      3.4 First Amendment, dated August 20, 1992 to the By-Laws of the Company, as amended and restated September 18, 1990. (Incorporated by reference from Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

      3.5      By-Laws of Syngene, Inc. (Incorporated by reference from Exhibit
               3.4 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1990.)

     10.1 Restated License Agreement dated June 1, 1989 between the Company and Steven B. Feinstein, M.D., and related Research and Supply Agreement dated June 1, 1989. (Incorporated by reference from Exhibits 10.1 and 10.2 to the Company's Current Report on Form 8-K filed on June 9, 1989.)

     10.2 Amendment to Research Support and Supply Agreement dated December 15, 1992 between the Company and Steven B. Feinstein, M.D. (Incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

               --------

     10.3 License and Cooperative Development Agreement dated December 31, 1987 between the Company and Nycomed AS ("Nycomed"), and related Investment Agreement dated December 31, 1987, Registration Agreement dated December 31, 1987 and Common Stock Purchase Warrant dated January 19, 1988. (Incorporated by reference from
               Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

     10.4 Amendment to License and Cooperative Development Agreement dated June 9, 1989 between the Company and Nycomed. (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)


     10.5 Distribution Agreement dated December 7, 1988 between the Company and Mallinckrodt, Inc. and related Investment Agreement dated December 7, 1988. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1989.)

     10.6 Amendment Agreement dated November 7, 1989 to Distribution Agreement dated December 7, 1988 between the Company and Mallinckrodt, Inc. (Incorporated by reference from Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1990).

     10.7 Letter Agreement dated February 1, 1991 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from
               Exhibit 10.8 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

     10.8 Letter Agreement dated February 18, 1991 between the Company and Schering Aktiengesellschaft. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

     10.9 License and Cooperative Development Agreement dated March 2, 1989 between the Company and Shionogi & Co., Ltd. (Incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

     10.10 Exclusive License Agreement dated April 1, 1992 between the Company and The Regents of the University of California. (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.11 License Agreement dated August 23, 1991 between the Johns Hopkins University, Towson State University and the Company. (Incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.12 License Agreement dated November 11, 1991 between the Company and the Regents of the University of Michigan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

               --------

     10.13 Exclusive License Agreement dated July 31, 1990 between the Company and the Regents of the University of California, and Amendment Agreement dated April 1, 1992. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.14 Non-Exclusive Patent License Agreement dated September 14, 1992 between the Company and Isis Pharmaceuticals, Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

     10.15 Settlement Agreement and Mutual General Release dated August 28, 1992 between the Company and Gen-Probe Incorporated. (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

     10.16 License and Settlement Agreement dated May 19, 1994 between the Company, Kenneth J. Widder and James L. Barnhart and IMARx Pharmaceutical Corp. and Evan C. Unger. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

     10.17 Stipulation of Settlement dated February 14, 1994 between Robert Sherman, on behalf of himself and all others similarly situated and Kenneth J. Widder, et. al. (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

     10.18 License Option Agreement dated January 29, 1993 between the Company and Abbott Laboratories. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 29, 1993.)

     10.19 License and Collaborative Research Agreement dated December 10, 1992 among the Company, Dendritech Inc. and Michigan Molecular Institute. (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

     10.20 Research Agreement dated May 1, 1993 between the Company and Michigan Molecular Institute. (Incorporated by reference from
               Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)
     10.21 License and Distribution Agreement dated May 19, 1993 between the Company and Bracco S.P.A., Milan, Italy. (Incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

     10.22 Molecular Biosystems, Inc. Pre-1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

     10.23 Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan, as amended by First and Second Amendments. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

               --------

     10.24 Third and Fourth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

     10.25 Fifth Amendment to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.)

     10.26 Sixth and Seventh Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

     10.27 Eighth and Ninth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

     10.28 Form of Stock Option Agreement used with the Company's 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

     10.29 Employment Agreement dated March 19, 1981 between the Company and Kenneth J. Widder, M.D., as amended to date (by amendments dated May 3, 1983 and May 20, 1988). (Incorporated by reference from
               Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

     10.30* Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder, M. D.

     10.31 Employment Agreement dated March 30, 1981 between the Company and Vincent A. Frank, as amended to date (by amendments dated May 3, 1983 and May 20, 1988). (Incorporated by reference from Exhibit
               10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

     10.32 Molecular Biosystems, Inc. 1993 Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78572 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

     10.33 Form of Stock Option Agreement used with the Company's 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

     10.34 Molecular Biosystems, Inc. 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78564 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

               --------

     10.35 Form of Stock Option Agreement used with the Company's 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 10.35 to theCompany's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

     10.36 Employment Agreement dated April 25, 1988 between the Company and Richard M. Stern. (Incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

     10.37 Employment Agreement dated January 1, 1992 between the Company and Steven Lawson. (Incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.38 Employment Agreement dated October 1, 1992 between the Company and James L. Barnhart, Ph.D. (Incorporated by reference from
               Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

     10.39* Employment Agreement dated April 1, 1994 between the Company and Gerard A. Wills.

     10.40* Employment Agreement dated December 2, 1994 between the Company and Kenneth R. Derry.

     10.41* Employment Agreement dated August 1, 1994 between the Company and Allan H. Mizoguchi.

     10.42 Sublease dated February 6, 1992 between the Company and Sunward Technologies, California. (Incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.43* Triple Net Lease dated June 19, 1995 between the Company and Radnor/Collins/Sorrento Partnership.

     10.44* First Amendment to Lease dated July 15, 1994 between the Company and Principal Mutual life Insurance Company.

     10.45 Office Lease dated September 9, 1991 between the Company and The Principal Financial Group. (Incorporated by reference from
               Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.46 Sublease dated March 1, 1993 between the Company and Dow Chemical Company. (Incorporated by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

     10.47 Promissory note dated December 31, 1993 between the Company and James L. Barnhart.

     10.48* Amendment to Promissory note dated December 31, 1994 between the Company and James L. Barnhart.

               --------

     10.49 Promissory note dated December 31, 1993 between the Company and John W. Young.

     10.50* Amendment to Promissory note dated December 8, 1994 between the Company and John W. Young.

     10.51 Promissory note dated December 31, 1993 between the Company and Richard M. Stern.

     10.52* Amendment to Promissory noted dated December 31, 1994 between the Company and Richard M. Stern.

     13* The Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995.

     19        Documents not previously filed are marked with an asterisk (*).

     24*       Consent of Arthur Andersen LLP.

(b)            REPORTS ON FORM 8-K DURING THE FOURTH QUARTER ENDED MARCH 31,
               1995

               A Current Report on Form 8-K dated February 22, 1995, was filed on March 6, 1995, reporting that the Company intends to focus future research and development activities exclusively on the Company's contrast agents for ultrasound imaging.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 1995.

                           MOLECULAR BIOSYSTEMS, INC.



                     By     /s/     Kenneth J. Widder, M.D.
                       ------------------------------------
                                    Kenneth J. Widder, M.D.
                                    Chairman of the Board and
                                    Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                          Title                              Date
          ---------                          -----                              ----

/s/ Kenneth J. Widder, M.D.                  Chairman of the Board, Chief       June 20, 1995
- ---------------------------------            Executive Officer and Director
   Kenneth J. Widder, M.D.                   (Principal Executive Officer)



/s/ Gerard A. Wills                          Vice President - Finance           June 20, 1995
- ---------------------------------            and Chief Financial Officer
   Gerard A. Wills                           (Principal Financial and
                                             Accounting Officer)


/s/ Robert W. Brightfelt                     Director                           June 20, 1995
- ---------------------------------
   Robert W. Brightfelt


/s/ Charles C. Edwards, M.D.                 Director                           June 20, 1995
- ---------------------------------
   Charles C. Edwards, M.D.


/s/ Gordon C. Luce                           Director                           June 16, 1995
- ---------------------------------
   Gordon C. Luce


/s/ David Rubinfien                          Director                           June 27, 1995
- ---------------------------------
   David Rubinfien


                                INDEX TO EXHIBITS

                                                                    Sequentially
                                                                      Numbered
Exhibit Description                                                     Page
- -------------------                                                 ------------


 3.1 Certificate of Incorporation of the Company, as amended to date (by amendments filed March 4, 1981, March 30, 1982, March 14, 1983, April 18, 1983, and November 20, 1987).
        (Incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

 3.2 Certificate of Incorporation of Syngene, Inc. as amended September 20, and December 31, 1989. (Incorporated by reference from Exhibit 3.2 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1990.)

 3.3 By-Laws of the Company, as amended and restated September 18, 1990. (Incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

 3.4 First Amendment, dated August 20, 1992 to the By-Laws of the Company, as amended and restated September 18, 1990. (Incorporated by reference from Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

 3.5    By-Laws of Syngene, Inc. (Incorporated by reference from
        Exhibit 3.4 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1990.)

10.1 Restated License Agreement dated June 1, 1989 between the Company and Steven B. Feinstein, M.D., and related Research and Supply Agreement dated June 1, 1989. (Incorporated by reference from Exhibits 10.1 and 10.2 to the Company's Current Report on Form 8-K filed on June 9, 1989.)

10.2 Amendment to Research Support and Supply Agreement dated December 15, 1992 between the Company and Steven B. Feinstein, M.D. (Incorporated by reference from Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

10.3    License and Cooperative Development Agreement dated
        December 31, 1987 between the Company and Nycomed AS ("Nycomed"), and related Investment Agreement dated
        December 31, 1987, Registration Agreement dated December 31, 1987 and Common Stock Purchase Warrant dated January 19, 1988. (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

10.4 Amendment to License and Cooperative Development Agreement dated June 9, 1989 between the Company and Nycomed.
        (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

                                                                    Sequentially
                                                                      Numbered
Exhibit Description                                                     Page
- -------------------                                                 ------------


10.5 Distribution Agreement dated December 7, 1988 between the Company and Mallinckrodt, Inc. and related Investment Agreement dated December 7, 1988. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1989.)

10.6 Amendment Agreement dated November 7, 1989 to Distribution Agreement dated December 7, 1988 between the Company and Mallinckrodt, Inc. (Incorporated by reference from Exhibit
        10.7 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1990).

10.7 Letter Agreement dated February 1, 1991 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

10.8 Letter Agreement dated February 18, 1991 between the Company and Schering Aktiengesellschaft. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

10.9 License and Cooperative Development Agreement dated March 2, 1989 between the Company and Shionogi & Co., Ltd.
        (Incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

10.10 Exclusive License Agreement dated April 1, 1992 between the Company and The Regents of the University of California.
        (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.11   License Agreement dated August 23, 1991 between the Johns
        Hopkins University, Towson State University and the Company. (Incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended
        March 31, 1992.)

10.12 License Agreement dated November 11, 1991 between the Company and the Regents of the University of Michigan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)


10.13 Exclusive License Agreement dated July 31, 1990 between the Company and the Regents of the University of California, and Amendment Agreement dated April 1, 1992. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.14 Non-Exclusive Patent License Agreement dated September 14, 1992 between the Company and Isis Pharmaceuticals, Inc.
        (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

                                                                    Sequentially
                                                                      Numbered
Exhibit Description                                                     Page
- -------------------                                                 ------------

10.15   Settlement Agreement and Mutual General Release dated
        August 28, 1992 between the Company and Gen-Probe
        Incorporated.  (Incorporated by reference from Exhibit
        10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

10.16 License and Settlement Agreement dated May 19, 1994 between the Company, Kenneth J. Widder and James L. Barnhart and
        IMARx Pharmaceutical Corp. and Evan C. Unger.
        (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

10.17 Stipulation of Settlement dated February 14, 1994 between Robert Sherman, on behalf of himself and all others similarly situated and Kenneth J. Widder, et. al. (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

10.18 License Option Agreement dated January 29, 1993 between the Company and Abbott Laboratories. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 29, 1993.)

10.19 License and Collaborative Research Agreement dated December 10, 1992 among the Company, Dendritech Inc. and Michigan Molecular Institute. (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

10.20 Research Agreement dated May 1, 1993 between the Company and Michigan Molecular Institute. (Incorporated by reference from
        Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

10.21 License and Distribution Agreement dated May 19, 1993 between the Company and Bracco S.P.A., Milan, Italy. (Incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

10.22 Molecular Biosystems, Inc. Pre-1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

10.23 Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan, as amended by First and Second Amendments. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

10.24 Third and Fourth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

                                                                    Sequentially
                                                                      Numbered
Exhibit Description                                                     Page
- -------------------                                                 ------------


10.25   Fifth Amendment to Molecular Biosystems, Inc. 1984
        Incentive Stock Option Plan and 1984 Nonstatutory Stock
        Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.)

10.26 Sixth and Seventh Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

10.27 Eighth and Ninth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

10.28 Form of Stock Option Agreement used with the Company's 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

10.29 Employment Agreement dated March 19, 1981 between the Company and Kenneth J. Widder, M.D., as amended to date (by amendments dated May 3, 1983 and May 20, 1988). (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

10.30* Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder, M. D.

10.31 Employment Agreement dated March 30, 1981 between the Company and Vincent A. Frank, as amended to date (by amendments dated May 3, 1983 and May 20, 1988). (Incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

10.32   Molecular Biosystems, Inc. 1993 Stock Option Plan.
        (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78572 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

10.33 Form of Stock Option Agreement used with the Company's 1993 Stock Option Plan. (Incorporated by reference from Exhibit
        10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

10.34   Molecular Biosystems, Inc. 1993 Outside Directors Stock
        Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78564 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

                                                                    Sequentially
                                                                      Numbered
Exhibit Description                                                     Page
- -------------------                                                 ------------


10.35 Form of Stock Option Agreement used with the Company's 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 10.35 to theCompany's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

10.36   Employment Agreement dated April 25, 1988 between the
        Company and Richard M. Stern. (Incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

10.37   Employment Agreement dated January 1, 1992 between the
        Company and Steven Lawson. (Incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.38 Employment Agreement dated October 1, 1992 between the Company and James L. Barnhart, Ph.D. (Incorporated by reference from
        Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

10.39* Employment Agreement dated April 1, 1994 between the Company and Gerard A. Wills.

10.40*  Employment Agreement dated December 2, 1994 between the
        Company and Kenneth R. Derry.

10.41* Employment Agreement dated August 1, 1994 between the Company and Allan H. Mizoguchi.

10.42   Sublease dated February 6, 1992 between the Company and
        Sunward Technologies, California. (Incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.43* Triple Net Lease dated June 19, 1995 between the Company and Radnor/Collins/Sorrento Partnership.

10.44*  First Amendment to Lease dated July 15, 1994 between the
        Company and Principal Mutual life Insurance Company.

10.45 Office Lease dated September 9, 1991 between the Company and The Principal Financial Group. (Incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.46   Sublease dated March 1, 1993 between the Company and Dow
        Chemical Company.  (Incorporated by reference from Exhibit
        10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

10.47 Promissory note dated December 31, 1993 between the Company and James L. Barnhart.

                                                                    Sequentially
                                                                      Numbered
Exhibit Description                                                     Page
- -------------------                                                 ------------


10.48* Amendment to Promissory note dated December 31, 1994 between the Company and James L. Barnhart.

10.49 Promissory note dated December 31, 1993 between the Company and John W. Young.

10.50* Amendment to Promissory note dated December 8, 1994 between the Company and John W. Young.

10.51 Promissory note dated December 31, 1993 between the Company and Richard M. Stern.

10.52* Amendment to Promissory noted dated December 31, 1994 between the Company and Richard M. Stern.

13* The Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995.

19      Documents not previously filed are marked with an asterisk (*).

24*     Consent of Arthur Andersen LLP.

(b)     REPORTS ON FORM 8-K DURING THE FOURTH QUARTER ENDED
        MARCH 31, 1995

        A Current Report on Form 8-K dated February 22, 1995, was filed on March 6, 1995, reporting that the Company intends to focus future research and development activities exclusively on the Company's contrast agents for ultrasound imaging.