Form 10-Q
period 1995-06-30
MOLECULAR BIOSYSTEMS INC
filed 1995-08-14
CIK 719598

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

             X  Yes                                   No
            ---                                   ---

The number of shares outstanding of the issuer's common stock, $.01 par value, as of August 10, 1995 was 12,171,975 shares.

                                     INDEX
                                     -----

                                                                     PAGE
                                                                     ----
PART I -- FINANCIAL INFORMATION

     Item 1 -- Financial Statements

      1. Consolidated Balance Sheets                                   3
         June 30, 1995
         March 31, 1995

      2. Consolidated Statements of Operations                         5
         Three Months Ended June 30, 1995 and 1994

      3. Consolidated Statements of Cash Flows                         6
         Three Months Ended June 30, 1995 and 1994

      4. Notes to Financial Statements                                 7

      Item 2 -- Management's Discussion and Analysis of
      Financial Condition and Results of Operations                    8

PART II -OTHER INFORMATION

     Item 1 - Legal Proceedings                                       11

     Item 2 - Changes in Securities                                   11

     Item 3 - Defaults Upon Senior Securities                         11

     Item 4 - Submission of Matters to a Vote of Securities Holders   11

     Item 5 - Other Information                                       11

     Item 6 - Exhibits and Reports on Form 8-K                        11
              (a)Exhibits
              (b)Reports on Form 8-K

Signatures                                                            12


                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)

                                                                JUNE 30,
                                                                  1995          MARCH 31,
                                                              (UNAUDITED)         1995
                                                              -----------       ---------
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 1,209          $ 3,882
   Marketable securities, available-for-sale                     16,137           15,836
   Accounts and notes receivable                                  2,534            5,180
   Inventories                                                    1,551            1,394
   Accrued interest receivable                                       44               51
   Prepaid expenses and other assets                                222              391
                                                                -------          -------
     Total current assets                                        21,697           26,734

PROPERTY AND EQUIPMENT, at cost:
   Building and improvements                                     18,125           18,125
   Equipment, furniture and fixtures                              5,244            5,216
   Construction in progress                                       3,743            2,253
                                                                -------          -------
                                                                 27,112           25,594
   Less: Accumulated depreciation and amortization                6,200            5,947
                                                                -------          -------

                                                                 20,912           19,647

OTHER ASSETS:
   Patents and license rights, net of amortization                1,635            1,724
   Other assets, net                                              2,300            2,534
                                                                -------          -------
                                                                  3,935            4,258
                                                                -------          -------

                                                                $46,544          $50,639
                                                                =======          =======


                             See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS  EQUITY
                             (Dollars in thousands)

                                                               JUNE 30,
                                                                 1995           MARCH 31,
                                                              (UNAUDITED)         1995
                                                              -----------       ---------
CURRENT LIABILITIES:
   Accounts Payable and accrued liabilities                     $ 4,130          $ 5,089
   Current portion of long-term debt                                307              307
   Compensation accruals                                            282              411
                                                                -------          -------
    Total current liabilities                                     4,719            5,807
                                                                -------          -------

LONG-TERM DEBT, net of current portion                            8,333            8,408
                                                                =======          =======


COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS  EQUITY:
   Common stock, $.01 par value,
    20,000,000 shares authorized,
    12,171,975 and 11,999,561 shares
    issued and outstanding, respectively                            122              120
   Additional paid-in-capital                                    79,920           78,422
   Retained deficit                                             (45,990)         (41,472)
   Unrealized loss on available-for-sale securities                 (32)            (118)
   Less notes receivable from sale of common stock                 (469)            (469)
   Less treasury stock, at cost                                     (59)             (59)
                                                                -------          -------

    Total shareholders' equity                                   33,492           36,424
                                                                -------          -------

                                                                $46,544          $50,639
                                                                =======          =======


                             See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in thousands, except per share amounts)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,

                                                            1995         1994
                                                           -------      -------
REVENUES:
  Revenues under collaborative agreements                  $   312      $     -
  Product Revenues                                              28          509
  License Fees                                                  10           25
                                                           -------      -------
                                                               350          534
                                                           -------      -------

RESEARCH AND DEVELOPMENT COSTS:
  Compensation                                               1,286        1,833
  Equipment and supplies                                       482          711
  Outside research, preclinical and clinical trials            270          535
  Legal, professional and consulting                           345          348
  Occupancy costs                                              365          358
  Other                                                        448          929
                                                           -------      -------
                                                             3,196        4,714

COST OF PRODUCTS SOLD                                          106          343

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                   1,588        1,604
                                                           -------      -------
    Total operating costs and expenses                       4,890        6,661
                                                           -------      -------

 Loss from operations                                       (4,540)      (6,127)

INTEREST EXPENSE                                              (203)        (107)
INTEREST INCOME                                                225          321
                                                           -------      -------

NET LOSS                                                   $(4,518)     $(5,913)
                                                           =======      =======

NET LOSS PER COMMON SHARE                                  $ (0.37)     $ (0.49)
                                                           =======      =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                               12,113       11,996
                                                           =======      =======


                             See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                            (Unaudited; in thousands)

                                                              1995        1994
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 ($4,518)    ($5,913)
   Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation and amortization                               649         912
    Loss on disposals of property and equipment                  11           -
    Changes in operating assets and liabilities:
      Receivables                                             2,653          33
      Inventories                                              (157)         51
      Prepaid expenses and other assets                         169          95
      Accounts payable and accrued liabilities                  541         420
      Compensation accruals                                    (129)         15
                                                            -------     -------
         Cash used in operating activities                     (781)     (4,387)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                       (1,561)       (187)
   Proceeds from sale of property and equipment                   7           -
   Additions to patents and license rights                      (45)          -
   Increase of other assets                                      (3)          -
   Decrease in marketable securities                           (215)      1,850
                                                            -------     -------
         Cash provided by (used in) investing activities     (1,817)      1,663
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common shares                    -         183
   Long-term debt proceeds                                        -       5,000
   Principal payments on long-term debt                         (75)        (31)
                                                            -------     -------
         Cash provided by (used in) financing activities        (75)      5,152
                                                            -------     -------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               (2,673)      2,428

CASH AND CASH EQUIVALENTS, beginning of period                3,882       1,557
                                                            -------     -------
CASH AND CASH EQUIVALENTS, end of period                    $ 1,209     $ 3,985
                                                            =======     =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest income received                                    $   232     $   395
                                                            =======     =======
Interest paid                                               $   202     $   106
                                                            =======     =======


                             See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

 (1) BASIS OF PRESENTATION--

     The Notes to the Consolidated Financial Statements of Molecular Biosystems, Inc. (the "Company") were submitted with the Company's Form 10-K for the year ended March 31, 1995 and should be read in conjunction with this Form 10-Q.

     These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of June 30, 1995, and the results of its operations and its cash flows for the three-month period ended June 30, 1995 and June 30, 1994, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.

 (2) CONTINGENCIES--

     In May 1993 the Company entered into an exclusive license agreement with Bracco S.p.A. of Milan, Italy, for the distribution rights in Europe and the former Soviet Union to the Company's proprietary oral ultrasound agent for imaging the gastrointestinal tract. At that time Bracco paid the Company a license fee of $2 million and undertook certain developmental obligations in the territory. In March 1994, Bracco notified the Company that it desired to rescind the agreement and demanded that the Company return the license fee. The Company denied that Bracco was entitled to rescind the agreement or to the return of any portion of the license fee, and notified Bracco that it regarded Bracco's notice of rescission as a breach of contract. In January 1995, Bracco filed a demand for arbitration claiming return of the $2 million license fee, in addition to other monetary relief. The Company has filed a response denying the material allegations of Bracco's demand, and has also filed a counterdemand asking for damages in the amount of at least $5.5 million and other monetary relief, claiming that Bracco's purported rescission was in bad faith and resulted from its acquisition of the exclusive licensee of a competing agent. The Company also claims that the purported rescission was wrongful and a breach of the exclusive license. The Company believes that it will prevail on Bracco's claims. The Company stresses, however, that the course of arbitration cannot be predicted. In any event, the Company does not believe an unfavorable ruling in arbitration would have a material adverse impact on its financial condition.

(3)  STOCK SETTLEMENT--

     In June 1994, the United States District Court for the Southern District of California granted final approval to an agreement settling a class action complaint against the Company, certain of its officers and all of the members of its Board of Directors (SHERMAN V. WIDDER, ET AL., No. TS 92-1827-IEG (M)) alleging violations of the Securities Exchange Act of 1934 and California securities laws. Part of the settlement agreement provided for the Company to issue shares of MBI's common stock worth $1.5 million to qualifying class members. In May 1995, the stock was transferred to the qualifying class members.

PART I -- FINANCIAL INFORMATION

ITEM 2 -- MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with the consolidated financial statements and the Company's consolidated financial statements and management's discussion and analysis of financial condition and results of operations in its Annual Report for the year ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's founding, funds for its operations have been provided primarily by private and public equity financing, research and licensing revenues and interest income. Product revenues from sales of ALBUNEX-R- are expected to be an increasing source of funds for Company
operations in the future.   At June 30, 1995, the Company had net working
capital of $17.0 million compared to $20.9 million at March 31, 1995. Cash and current marketable securities were $17.3 million at June 30, 1995.

    For the next several years, the Company expects to incur substantial additional expenditures associated with product development. Product revenues from sales of ALBUNEX-R- will support a portion of the Company's operating costs and expenses. The Company will also continue to utilize its existing cash and marketable securities and the interest earned thereon to fund its operations and capital spending needs. The Company expects that it will need to raise additional funds. The Company may pursue a number of options to raise these additional funds including borrowings, lease arrangements, collaborative research and development arrangements with pharmaceutical companies, the licensing of product rights to third parties, or additional public and private financing, as anticipated capital requirements change as a result of strategic, competitive, technological and regulatory factors.
There can be no assurance that funds from these sources will be available on favorable terms, if at all.

RESULTS OF CONTINUING OPERATIONS

     REVENUES. Revenues under collaborative agreements have been the primary source of revenues for the Company in the past. The Company has achieved substantially all of the milestones in these agreements and does not anticipate earning any additional milestone payments under its existing distribution agreements for ALBUNEX-R- other than those based upon the first-year product sales. Of the milestones earned, $750,000 had not yet been paid to the Company at June 30, 1995; this amount is included in accounts receivable as of that date.

     Under the Mallinckrodt contract, the Company is entitled to receive additional payments in an amount equivalent to first-year product sales of ALBUNEX-R-. The Company earned $657,000 through approximately the first eight months of sales under this provision of which $312,000 was earned in the quarter ended June 30, 1995. In the previous quarter ended March 31, 1995, the Company had earned $207,000 in connection with this bonus. Any amounts earned under this provision of the contract will not be paid until 60 days after the end of the twelve-month period, in December 1995.

     Total revenues were $350,000 and $534,000 for the three months ended June 30, 1995 and 1994, respectively. Revenues in the current year consist primarily of the Mallinckrodt bonus discussed above. Revenues for the prior year three-month period consisted primarily of product sales to Shionogi, the Company's Japanese marketing partner.

     COST OF PRODUCTS SOLD. Cost of products sold totaled $106,000 in the period ending June 30, 1995, resulting in a negative gross profit margin due to the current low levels of production. Cost of products sold totaled $343,000 in the period ending June 30, 1994, resulting in a gross profit margin of 33%. The higher gross profit margin percentage in the prior year was due to greater levels of production and a larger proportion of sales to Japan which are currently sold at greater profit margins. The Company anticipates an increase in its gross profit margins for both its U.S. and Japanese sales at such time as ALBUNEX-R- sales volume increases.

     RESEARCH AND DEVELOPMENT COSTS. For the three months ended June 30, 1995, the Company's research and development costs totaled $3,196,000, or approximately 65% of total operating costs and expenses, as compared to $4,714,000 and 71% for the same period in 1994. This decrease is due in large part to the decision the Company made to focus its research and development efforts primarily on its ultrasound contrast agents and reduce its staffing
by approximately twenty five percent.   The decision has resulted in
decreased compensation costs, equipment and supplies costs and other costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 1995, the Company's selling, general and administrative expenses totaled $1,588,000, or approximately 32% of total operating costs and expenses, as compared to $1,604,000 and 24% for the same period in 1994. Selling, general and administrative expenses during the quarter included increased insurance costs and other costs which were recognized in the first quarter of this year which were not incurred until the second quarter last year. Without these differences, total selling, general and administrative expenses would have declined $149,000 or 9%.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense for the three months ended June 30, 1995 and 1994 consists of mortgage interest on the Company's buildings. Interest expense is higher in the current period due to a note payable which the Company entered into in May 1994 to finance the purchase of two unimproved buildings and underlying land in December 1993.

     The decrease in interest income in the current year is due primarily to lower average cash and marketable securities balances. Also contributing to this decline was a general decline in market interest rates as compared to the rates at the time of the original investments.

     The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

PROSPECTIVE INFORMATION

     REVENUES AND OPERATING EXPENSES.

     The Company anticipates that its current capital resources, including expected revenues from the sales of ALBUNEX-R- and related bonuses to be paid by Mallinckrodt on the first twelve months sales in the United States should be adequate to satisfy its capital requirements and fund current and planned operations for the next twelve months. As a result, the Company is actively seeking other sources of financing. The Company's future capital requirements will depend on many factors but will be heavily reliant on the market acceptance of ALBUNEX-R- in the United States, the re-launch date of the product in Japan and the launch of the product in Europe.

     SALES OF ALBUNEX-R-. In October 1993, ALBUNEX-R- was approved for marketing in Japan and became the first ultrasound contrast agent available in that country. As initial sales were below the Company's expectations, Shionogi and the Company engaged in an intensive cooperative study of the situation. However, to increase the likelihood of improved sales performance in the future, Shionogi, with the Company's concurrence, decided during the first quarter of fiscal 1995 to curtail promotional efforts and limit current Japanese sales to selected accounts until these issues have been resolved. The Company has had limited sales to Shionogi since the second quarter of fiscal 1995. The Company is continuing to work with Shionogi to resolve all issues regarding the Japanese re-launch.

     In August 1994, the Company received clearance for the marketing and sale of ALBUNEX-R- in the United States. Product sales from the Company to Mallinckrodt, the Company's distributor in the United States, totaled $1.1 million for the first eight months the product has been marketed in the United States. Product sales are booked by the Company at forty percent of the sales price Mallinckrodt sells the product to its customers. End-user sales in the U.S. (by Mallinckrodt) continue to increase. End-user sales increased from $138,000 for the quarter ended December 31, 1994 to $207,000 and $312,000, for the quarters ended March 31, 1995 and June 30, 1995, respectively. Under the Mallinckrodt contract, the Company is entitled to receive additional payments in an amount equivalent to first year product sales of ALBUNEX-R-. The Company will continue to earn this bonus through mid-October 1995. Any amounts earned under this provision of the contract will not be paid until 60 days after the end of the twelve-month period, in December 1995.

     Nycomed, the Company's European licensee, has received approval to market ALBUNEX-R- in Sweden, Finland and in the United Kingdom. Nycomed has filed for applications in the remaining European countries and anticipates filing other approval applications in selected countries outside the European community. Although approved, Nycomed has not yet begun to market ALBUNEX-R-in Europe.

     TECHNOLOGICAL DEVELOPMENT. With the exception of ALBUNEX-R-, the Company's technologies must be regarded as being at a very early stage of development. Like any new technology, their respective prospects are subject to many uncertainties. Early test results may prove to have been in error; new competitive products may obviate the need for the Company's product; unexpected patent problems may appear; the Company's strategy may dictate changes in the mix of pipeline products; large-scale manufacturing may prove to be unfeasible; later studies may reveal safety or efficacy concerns not apparent earlier on; the Company's marketing partner(s) may change its strategic focus; the technology may fall prey to regulatory difficulties; and other unpredictable difficulties may arise. While the Company believes that each of its emerging early-stage technologies has the potential to evolve into safe and useful medical products, the Company continually evaluates each of them for commercializability, and at this point cannot accurately predict the likelihood or extent of successful product development.

PART II -- OTHER INFORMATION

Item 1-5 - The Company has nothing to report with respect to these items during the quarter ended June 30. 1995.

Item 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLECULAR BIOSYSTEMS, INC.


/s/ GERARD A. WILLS
------------------------------
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


     8/10/95
------------------
Date