Form 10-Q
period 1995-09-30
MOLECULAR BIOSYSTEMS INC
filed 1995-11-14
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

The number of shares outstanding of the issuer's common stock, $.01 par value, as of November 13, 1995 was 13,290,736 shares.

                      INDEX                                               PAGE


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         1.  Consolidated Balance Sheets                                    3

             September 30, 1995
             March 31, 1995

         2.  Consolidated Statements of Operations                          5

             Three Months Ended September 30, 1995 and 1994
             Six Months Ended September 30, 1995 and 1994

         3.  Consolidated Statements of Cash Flows                          6

             Six Months Ended September 30, 1995 and 1994

         4.  Notes to Financial Statements                                  7

        Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       8


PART II -OTHER INFORMATION

         Item 1 - Legal Proceedings                                        12

         Item 2 - Changes in Securities                                    12

         Item 3 - Defaults Upon Senior Securities                          12

         Item 4 - Submission of Matters to a Vote of Securities Holders    12

         Item 5 - Other Information                                        12

         Item 6 - Exhibits and Reports on Form 8-K                         12

                  (a)Exhibits
                  (b)Reports on Form 8-K

Signatures                                                                 13

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                             (Dollars in thousands)

                                                                              September 30,
                                                                                  1995             March 31,
                                                                               (Unaudited)            1995
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   14,225         $   3,882
     Marketable securities, available-for-sale                                      11,459            15,836
     Accounts and notes receivable                                                   1,023             5,180
     Inventories                                                                     1,101             1,394
     Accrued interest receivable                                                         9                51
     Prepaid expenses and other assets                                                 136               391
                                                                                   -------           -------
         Total current assets                                                       27,953            26,734

PROPERTY AND EQUIPMENT, at cost:
     Building and improvements                                                      18,125            18,125
     Equipment, furniture and fixtures                                               5,274             5,216
     Construction in progress                                                        3,925             2,253
                                                                                   -------           -------
                                                                                    27,324            25,594
     Less: Accumulated depreciation and amortization                                 6,473             5,947
                                                                                   -------           -------

                                                                                    20,851            19,647

OTHER ASSETS:
     Patents and license rights, net of amortization                                 1,498             1,724
     Other assets, net                                                               1,916             2,534
                                                                                   -------           -------
                                                                                     3,414             4,258
                                                                                   -------           -------

                                                                                   $52,218           $50,639
                                                                                   =======           =======

                            See accompanying notes.

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                             (Dollars in thousands)


                                                                             September 30,
                                                                                 1995             March 31,
                                                                              (Unaudited)            1995
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                     $  3,059          $  5,089
     Current portion of long-term debt                                                 307               307
     Compensation accruals                                                             591               411
                                                                                   -------           -------
        Total current liabilities                                                    3,957             5,807
                                                                                   -------           -------

LONG-TERM DEBT, net of current portion                                               8,258             8,408
                                                                                   -------           -------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value,
       20,000,000 shares authorized,
       13,290,736 and 11,999,561 shares
       issued and outstanding, respectively                                            133               120
     Additional paid-in-capital                                                     91,529            78,422
     Retained deficit                                                              (51,125)          (41,472)
     Unrealized loss on available-for-sale securities                                   (6)             (118)
     Less notes receivable from sale of common stock                                  (469)             (469)
     Less treasury stock, at cost                                                      (59)              (59)
                                                                                   -------           -------

        Total shareholders' equity                                                  40,003            36,424
                                                                                   -------           -------

                                                                                   $52,218           $50,639
                                                                                   =======           =======

                            See accompanying notes.

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited; in thousands, except per share amounts)


                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 SEPTEMBER 30               SEPTEMBER 30
                                                              ------------------          ----------------

                                                                1995         1994         1995         1994
                                                              -------      -------      -------      -------
REVENUES:
     Revenues under collaborative agreements                  $    87      $ 8,733      $   399      $ 8,733
     Product revenues                                             246           38          274          547
     License fees                                                  15           15           25           40
                                                              -------      -------      -------      -------
                                                                  348        8,786          698        9,320
                                                              -------      -------      -------      -------

RESEARCH AND DEVELOPMENT COSTS:
    Compensation                                                1,326        2,052        2,612        3,885
    Equipment and supplies                                        522        1,217        1,004        1,928
    Outside research, preclinical and clinical trials             220          632          490        1,167
    Legal, professional and consulting                            322          470          667          818
    Occupancy costs                                               404          416          769          774
    Other                                                         592          358        1,040        1,287
                                                              -------      -------      -------      -------
                                                                3,386        5,145        6,582        9,859

COST OF PRODUCTS SOLD                                             618            2          724          345

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    1,524        1,686        3,112        3,290
                                                              -------      -------      -------      -------
     Total operating costs and expenses                         5,528        6,833       10,418       13,494
                                                              -------      -------      -------      -------

   Income (loss)from operations                                (5,180)       1,953       (9,720)      (4,174)

INTEREST EXPENSE                                                 (198)        (196)        (401)        (303)
INTEREST INCOME                                                   243          326          468          647
                                                              -------      -------      -------      -------

NET INCOME (LOSS)                                             $(5,135)     $ 2,083      $(9,653)     $(3,830)
                                                              =======      =======      =======      =======

NET INCOME (LOSS) PER COMMON SHARE                            $ (0.42)     $  0.17      $ (0.79)     $ (0.32)
                                                              =======      =======      =======      =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                               12,196       12,000       12,155       11,998
                                                              =======      =======      =======      =======

                            See accompanying notes.

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                           (Unaudited; in thousands)


                                                                                          1995             1994
                                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           ($ 9,653)        ($ 3,830)
     Adjustments to reconcile net loss to net cash
       used in operating activities
        Depreciation and amortization                                                      1,434            1,764
        Loss on disposals of property and equipment                                           12                -
        Changes in operating assets and liabilities:
          Receivables                                                                      4,199           (5,936)
          Inventories                                                                        293              193
          Prepaid expenses and other assets                                                  255              140
          Accounts payable and accrued liabilities                                          (530)             368
          Compensation accruals                                                              180               45
                                                                                         -------          -------
                Cash used in operating activities                                         (3,810)          (7,256)
                                                                                         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                  (1,778)            (330)
     Proceeds from sale of property and equipment                                              7                -
     Additions to patents and license rights                                                 (45)               -
     Decrease of other assets                                                                 10                -
     Decrease in marketable securities                                                     4,489            3,201
                                                                                         -------          -------
                Cash provided by investing activities                                      2,683            2,871
                                                                                         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of common shares                                          11,620              183
     Long-term debt proceeds                                                                   -            5,000
     Principal payments on long-term debt                                                   (150)            (106)
                                                                                         -------          -------
                Cash provided by financing activities                                     11,470            5,077
                                                                                         -------          -------

INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                          10,343              692

CASH AND CASH EQUIVALENTS, beginning of period                                             3,882            1,557
                                                                                         -------          -------

CASH AND CASH EQUIVALENTS, end of period                                                 $14,225          $ 2,249
                                                                                         =======          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest income received                                                                 $   510          $   831
                                                                                         =======          =======
Interest paid                                                                            $   398          $   300
                                                                                         =======          =======

                            See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

(1)       Basis of Presentation-


          The Notes to the Consolidated Financial Statements of Molecular Biosystems, Inc. (the "Company") were submitted with the Company's Form 10-K for the year ended March 31, 1995 and should be read in conjunction with this Form 10-Q.


          These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of September 30, 1995, and the results of its operations for the three- and six-month periods ended September 30, 1995 and 1994, and its cash flows for the six-month periods ended September 30, 1995 and 1994, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.

(2)       Contingencies-


          In May 1993 the Company entered into an exclusive license agreement with Bracco S.p.A. of Milan, Italy, for the distribution rights in Europe and the former Soviet Union to the Company's proprietary oral ultrasound agent for imaging the gastrointestinal tract. At that time Bracco paid the Company a license fee of $2 million and undertook certain developmental obligations in the territory. In March 1994, Bracco notified the Company that it desired to rescind the agreement and demanded that the Company return the license fee. The Company denied that Bracco was entitled to rescind the agreement or to the return of any portion of the license fee, and notified Bracco that it regarded Bracco's notice of rescission as a breach of contract. In January 1995, Bracco filed a demand for arbitration claiming return of the $2 million license fee, in addition to other monetary relief. The Company filed a response denying the material allegations of Bracco's demand, and also filed a counterdemand asking for damages in the amount of at least $5.5 million and other monetary relief, claiming that Bracco's purported rescission was in bad faith and resulted from its acquisition of the exclusive licensee of a competing agent. The Company also claims that the purported rescission was wrongful and a breach of the exclusive license. Arbitration on these claims took place in September 1995. The parties are awaiting the arbitrator's decision. The Company does not believe that the arbitrator's ruling will have a material impact on its financial condition.


(3)       Stock Settlement-


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
              RESULTS OF OPERATIONS

         The following management discussion and analysis should be read in conjunction with (1) the current consolidated financial statements and (2) the Company's consolidated financial statements and management's discussion and analysis of financial condition and results of operations in its Annual Report for the year ended March 31, 1995.


Liquidity and Capital Resources


         On September 7, 1995, the Company entered into an amended and restated distribution agreement and a related investment agreement with Mallinckrodt Medical, Inc. ("Mallinckrodt") which will provide the Company with between $33 million and $47.5 million in new financing (includes the $13 million common stock investment discussed below). Under the terms of the agreement, Mallinckrodt will pay the Company $20 million over four years to support clinical trials of FS069 (the Company's second-generation cardiac perfusion product), related regulatory submissions and associated product development. These payments will be made in 16 quarterly installments starting at $1 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The first quarterly payment was paid on October 1, 1995. Future payments are scheduled to be made on January 1, April 1, July 1 and October 1 of each year.


         The amended distribution agreement requires the Company to spend at least $10 million of this $20 million on clinical trials to support regulatory filings with the FDA for cardiac indications of FS069. After the Company has spent this $10 million, the amended distribution agreement requires the Company and Mallinckrodt to share equally in the cost of any additional clinical trials of FS069 in the United States, up to a maximum total of $5 million ($2.5 million each).

         The amended distribution agreement also provides for potential payments to the Company of up to $12 million upon the satisfaction of certain milestones. (There can be no assurance, however, that all or any of these milestones will be satisfied.)


         In connection with the amended distribution agreement, the Company also entered into an investment agreement whereby the Company sold 1,118,761 unregistered shares of its common stock to Mallinckrodt for $13 million, or a price of $11.62 per share before related costs. With the 181,818 shares of the Company's common stock that Mallinckrodt acquired in December 1988 (under an investment agreement which the Company and Mallinckrodt entered into at the same time as they entered into the original distribution agreement), Mallinckrodt owns approximately 9.8% of the Company's issued and outstanding shares.

         The Company expects that the funding provided under the amended distribution agreement along with product revenues from sales of ALBUNEX(R) , to be its major source of funds for Company operations over the next several years. At September 30, 1995, the Company had net working capital of $24.0 million compared to $20.9 million at March 31, 1995. Cash and current marketable securities were $25.7 million at September 30, 1995 compared to $19.7 million at March 31, 1995.

         For the next several years, the Company expects to incur substantial additional expenditures associated with product development. As discussed above, product revenues from sales of ALBUNEX(R) and funding provided under the amended distribution agreement will be the major source to fund the Company's operating costs and expenses. The Company will also continue to utilize its existing cash and marketable securities and the interest earned thereon to fund its operations and capital spending needs. The Company may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with pharmaceutical companies; the licensing of product rights to third parties; or additional public and private financing, as anticipated capital requirements change as a result of strategic, competitive, technological and regulatory factors. There can be no assurance that funds from these sources will be available on favorable terms, if at all.


Results of Operations


         Revenues. During the first year after the Company received clearance for the marketing and sale of ALBUNEX(R) in the United States, the Company will recognize revenues both on its sales to Mallinckrodt (see "Product Revenues and License Fees," below) and on Mallinckrodt's subsequent sales to the end users of ALBUNEX(R) (see "Revenues Under Collaborative Agreements," below).

         Revenues Under Collaborative Agreements. Revenues under collaborative agreements, which have been the primary source of revenues for the Company in the past, were $87,000 and $399,000 for the three-month and six-month periods ended September 30, 1995, compared to $8,733,000 for both of the same periods in the prior year.


         Both the $87,000 and $399,000 for the three-month and six-month periods ended September 30, 1995 were based on Mallinckrodt's sales to its customers. Under the original Mallinckrodt contract, for the first twelve months after the Company received clearance for ALBUNEX(R) in the United States, Mallinckrodt agreed to pay a bonus to MBI equivalent to Mallinckrodt's first year product sales at its sales price to the end users of the product. Through approximately the first eleven months of sales, the Company has earned $745,000 based upon the first-year product sales of ALBUNEX(R) by Mallinckrodt. Any amounts earned under this provision of the contract will not be paid until 60 days after the end of the twelve-month period, in December 1995. Prior year revenues consisted of milestone revenues recognized as a result of the Company receiving approval to market ALBUNEX(R) in the United States.


         Product Revenues and License Fees. Revenues, excluding revenues under collaborative agreements, were $261,000 and $299,000 for the three-month and six-month periods ended September 30, 1995, compared to $53,000 and $587,000 for the same periods in the prior year. Revenues in the current year consist primarily of U.S. product sales. Revenues for the prior year consisted primarily of product sales in Japan. Product sales are based upon MBI's sales to Mallinckrodt and Shionogi and are recognized upon shipment of the product. The transfer price for MBI's sales of ALBUNEX(R) to Mallinckrodt is equal to 40% of Mallinckrodt's net sales price to its end users of the product and the transfer price for MBI's sales of ALBUNEX(R) to Shionogi is equal to 30% of Shionogi's net sales price to its end users of the product.


         Cost of Products Sold. Cost of products sold totaled $618,000 and $724,000 for the three-month and six-month periods ending September 30, 1995, resulting in a negative gross profit margin due to the current low levels of production. Cost of products sold totaled $345,000 for the period ended September 30, 1994, resulting in a gross profit margin of 37%. The higher gross profit margin percentage in the prior year was due to then greater levels of production and a larger proportion of sales to Japan which were sold at greater profit margins. The Company anticipates an increase in its gross profit margins for both its U.S. and Japanese sales at such time as ALBUNEX(R) sales volume increases.


         Research and Development Costs. For the three-month and six-month period ended September 30, 1995, the Company's research and development costs totaled $3,386,000 and $6,582,000, or approximately 61% and 63% of total operating costs and expenses, as compared to $5,145,000 and $9,859,000, or approximately 75% and 73%, respectively, for the same periods in 1994. This decrease is due in large part to the decision the Company made to focus its research and development efforts primarily on its ultrasound contrast agents and reduce its staffing by approximately twenty five percent. The decision has resulted in decreased compensation costs, equipment and supplies costs and other costs.


         Selling, General and Administrative Expenses. For the three-month and six-month periods ended September 30, 1995, the Company's selling, general and administrative expenses totaled $1,524,000 and $3,112,000, or approximately 28% and 30%, respectively, of total operating costs and expenses, as compared to $1,686,000 and $3,290,000, or approximately 25% and 24%, respectively, for the same periods in 1994. The expenses in the current year have decreased as a result of overall cost cutting measures.


         Interest Expense and Interest Income. Interest expense for the three-month and six-month periods ended September 30, 1995 and 1994 consists of mortgage interest on the Company's buildings. Interest expense is higher in the current year due to a note payable which the Company entered into in May 1994 to finance the purchase of two unimproved buildings and underlying land in December 1993.


         The decrease in interest income in the current year is due to lower average cash and marketable securities balances.


         The Company's cash is invested primarily in short-term, fixed principal
investments,   such  as  U.S.   Government   agency  issues,   corporate  bonds,
certificates of deposit and commercial paper.


Prospective Information


         As noted above, on September 7, 1995, the Company entered into an amended and restated distribution agreement and a related investment agreement with Mallinckrodt. This amended distribution agreement modifies the original December 1988 distribution agreement between the Company and Mallinckrodt in a number of respects. Under the amended distribution agreement, the geographical scope of Mallinckrodt's exclusive right to market the Company's proprietary contrast agent for transpulmonary cardiac ultrasound imaging, ALBUNEX(R), the Company's second generation ultrasound contrast agent, FS069 (currently under development), and related products was expanded to include all of the countries of the world other than those covered by the Company's license agreements with Shionogi & Co., Ltd. and Nycomed AS. The duration of Mallinckrodt's exclusive right was also extended from October 1999 until the later of July 1, 2003 or three years after the date that Company obtains approval from the U.S. Food and Drug Administration ("FDA") to market FS069 for an intravenous myocardial perfusion indication (use).


         The amended distribution agreement requires the Company to spend at least $10 million of the $20 million it receives over four years on clinical trials to support regulatory filings with the FDA for cardiac indications of FS069. The Company's expenditure of this $10 million will be made in accordance with the directions of a joint steering committee which the Company and Mallinckrodt will establish in order to expedite the development and regulatory approval of FS069 by enabling the parties to share their expertise relating to clinical trials and the regulatory approval process. The Company and Mallinckrodt will each appoint two of the four members of the joint steering committee.


         After the Company has spent this $10 million, the amended distribution agreement requires the Company and Mallinckrodt to share equally in the cost of any additional clinical trials of FS069 in the United States which the joint steering committee may direct to be performed, up to a maximum of $5 million on a combined basis.


         In addition, the amended distribution agreement grants the Company the option (at its own discretion) to repurchase all of the shares of the Company's common stock that Mallinckrodt will purchase under the investment agreement for $45 million, subject to various price adjustments. This option is exercisable after the later of July 1, 2000 or three years after the date that Company obtains approval from the FDA to market FS069 for an intravenous myocardial perfusion indication. If the Company exercises this option, the Company may co-market ALBUNEX(R), FS069 and related products in all of the countries covered by the amended distribution agreement.


         Shares sold to Mallinckrodt under the related investment agreement are subject to certain anti-dilution and registration rights of Mallinckrodt and certain first refusal and "standstill" rights of MBI.

         In October 1995, the Company entered into an agreement whereby it reaquired all rights to INFOSON (the European designation for ALBUNEX(R)), FS069 and related products from Nycomed, the Company's European licensee. Nycomed has received approval to market ALBUNEX(R) in Sweden, Finland and the United Kingdom and has filed applications in several other European countries. Although Nycomed has received approval for INFOSON in these three countries, it had not yet begun to market the product. The Company is currently in discussions with another potential licensee for Nycomed's territory, which includes Europe, Africa, parts of Asia and India. Financial terms will be disclosed at a later date.


         Sales of ALBUNEX(R) . In October 1993, ALBUNEX(R) was approved for marketing in Japan and became the first ultrasound contrast agent available in that country. As initial sales were below the Company's expectations, Shionogi and the Company engaged in an intensive cooperative study of the situation. However, to increase the likelihood of improved sales performance in the future, Shionogi, with the Company's concurrence, decided during the first quarter of fiscal 1995 to curtail promotional efforts and limit current Japanese sales to selected accounts until these issues have been resolved. The Company has had limited sales to Shionogi since the second quarter of fiscal 1995. The Company is continuing to work with Shionogi to resolve all issues regarding the marketing of ALBUNEX(R) in Japan.


     In August 1994, the Company received clearance for the marketing and sale of ALBUNEX(R) in the United States. Product sales from the Company to Mallinckrodt, the Company's distributor in the United States, totaled $1.3 million for the first eleven months the product has been marketed in the United States. Under the Mallinckrodt contract, the Company is entitled to receive additional payments in an amount equivalent to first year product sales of ALBUNEX(R). The Company earned this bonus through mid-October 1995. Any amounts earned under this provision of the contract will not be paid until 60 days after the end of the twelve-month period, in December 1995.


         Technological Development. With the exception of ALBUNEX(R), the Company's technologies must be regarded as being at a very early stage of development. Like any new technology, their respective prospects are subject to many uncertainties. Early test results may prove to have been in error; new competitive products may obviate the need for the Company's product; unexpected patent problems may appear; the Company's strategy may dictate changes in the mix of pipeline products; large-scale manufacturing may prove to be unfeasible; later studies may reveal safety or efficacy concerns not apparent earlier on; the Company's marketing partner(s) may change its strategic focus; the technology may fall prey to regulatory difficulties; and other unpredictable difficulties may arise. While the Company believes that each of its emerging early-stage technologies has the potential to evolve into safe and useful medical products, the Company continually evaluates each of them for commercializability, and at this point cannot accurately predict the likelihood or extent of successful product development.


PART II - OTHER INFORMATION


Item 1-5 - The Company has nothing to report with respect to these items during the quarter ended September 30, 1995.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


      Exhibits - None


      Reports on Form 8-K During the Quarter Ended September 30, 1995


      A Current Report on Form 8-K dated September 7, 1995, was filed on September 25, 1995, reporting a restated distribution agreement and a related investment agreement with Mallinckrodt Medical, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




/s/ Gerard A. Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


11/13/95
Date