Form 10-Q
period 1995-12-31
MOLECULAR BIOSYSTEMS INC
filed 1996-02-14
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

                                    X Yes No

 The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 9, 1996 was 13,290,736 shares.

                                         INDEX                              PAGE

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

        1. Consolidated Balance Sheets                                        3

           December 31, 1995
           March 31, 1995

        2. Consolidated Statements of Operations                              5

           Three Months Ended December 31, 1995 and 1994
           Nine Months Ended December 31, 1995 and 1994

        3. Consolidated Statements of Cash Flows                              6

           Nine Months Ended December 31, 1995 and 1994

        4. Notes to Financial Statements                                      7

        Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         8


PART II -OTHER INFORMATION

        Item 1 - Legal Proceedings                                           13

        Item 2 - Changes in Securities                                       13

        Item 3 - Defaults Upon Senior Securities                             13

        Item 4 - Submission of Matters to a Vote of Securities Holders       13

        Item 5 - Other Information                                           13

        Item 6 - Exhibits and Reports on Form 8-K                            13

           (a) Exhibits
           (b) Reports on Form 8-K

        Signatures                                                           14

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (Dollars in thousands)

                                                                           December 31,
                                                                              1995            March 31,
                                                                          (Unaudited)           1995
                                                                        -----------------  ----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $2,231            $3,882
     Marketable securities, available-for-sale                                    18,889            15,836
     Accounts and notes receivable                                                   376             5,180
     Inventories                                                                     697             1,394
     Accrued interest receivable                                                      59                51
     Prepaid expenses and other assets                                               464               391
                                                                        -----------------  ----------------
          Total current assets                                                    22,716            26,734
                                                                        -----------------  ----------------

PROPERTY AND EQUIPMENT, at cost:
     Building and improvements                                                    20,577            18,125
     Equipment, furniture and fixtures                                             5,378             5,216
     Construction in progress                                                        886             2,253
                                                                        -----------------  ----------------
                                                                                  26,841            25,594
     Less:  Accumulated depreciation and amortization                              6,773             5,947
                                                                        -----------------  ----------------

                                                                                  20,068            19,647
                                                                        -----------------  ----------------

OTHER ASSETS:
     Patents and license rights, net                                                 341             1,724
     Other assets, net                                                             2,603             2,534
                                                                        -----------------  ----------------
                                                                                   2,944             4,258
                                                                        -----------------  ----------------

                                                                                 $45,728           $50,639
                                                                        =================  ================









                             See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                             (Dollars in thousands)


                                                                           December 31,
                                                                              1995            March 31,
                                                                          (Unaudited)           1995
                                                                        -----------------  ----------------
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                     $3,238            $5,089
     Current portion of long-term debt                                               307               307
     Compensation accruals                                                           658               411
                                                                        -----------------  ----------------
          Total current liabilities                                                4,203             5,807
                                                                        -----------------  ----------------

LONG-TERM DEBT, net of current portion                                             8,183             8,408
                                                                        -----------------  ----------------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value,
       20,000,000 shares authorized,
       13,290,736 and 11,999,561 shares
       issued and outstanding, respectively                                          133               120
     Additional paid-in capital                                                   91,432            78,422
     Retained deficit                                                            (57,769)          (41,472)
     Unrealized loss on available-for-sale securities                                 (6)             (118)
     Less notes receivable from sale of common stock                                (281)             (469)
     Less treasury stock, at cost                                                   (167)              (59)
                                                                        -----------------  ----------------

          Total shareholders' equity                                              33,342            36,424
                                                                        -----------------  ----------------

                                                                                 $45,728           $50,639
                                                                        =================  ================



                            See accompanying notes.



                                             MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (Unaudited; in thousands, except per share amounts)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 31,                     DECEMBER 31,
                                                            1995             1994             1995            1994
                                                      --------------   --------------   --------------  --------------
REVENUES:
   Revenues under collaborative agreements            $       1,013    $       6,188    $       1,412   $      14,921
   Product revenues                                             232              720              506           1,267
   License fees                                                   -                -               25              40
                                                      --------------   --------------   --------------  --------------
                                                              1,245            6,908            1,943          16,228
                                                      --------------   --------------   --------------  --------------

RESEARCH AND DEVELOPMENT COSTS:
   Compensation                                               1,499            1,519            4,111           5,404
   Equipment and supplies                                       545            1,384            1,549           3,312
   Outside research, preclinical and clinical trials             75              345              564           1,512
   Legal, professional and consulting                           355              275            1,022           1,093
   Occupancy costs                                              359              237            1,128           1,011
   Other                                                        443              492            1,483           1,779
                                                      --------------   --------------   --------------  --------------
                                                              3,276            4,252            9,857          14,111

COST OF PRODUCTS SOLD                                           587              643            1,311             988

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                   1,066            1,338            4,178           4,628

LITIGATION AND OTHER                                          3,110            3,000            3,110           3,000
                                                      --------------   --------------   --------------  --------------
        Total operating costs and expenses                    8,039            9,233           18,456          22,727
                                                      --------------   --------------   --------------  --------------

   LOSS FROM OPERATIONS                                      (6,794)          (2,325)         (16,513)         (6,499)

INTEREST EXPENSE                                               (195)            (193)            (596)           (496)
INTEREST INCOME                                                 344              283              812             930
                                                      --------------   --------------   --------------  --------------

NET LOSS                                              $      (6,645)   $      (2,235)   $     (16,297)  $      (6,065)
                                                      ==============   ==============   ==============  ==============

NET LOSS PER COMMON SHARE                             $       (0.50)   $       (0.19)   $       (1.30)  $       (0.51)
                                                      ==============   ==============   ==============  ==============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                               13,291           12,000           12,535          11,999
                                                      ==============   ==============   ==============  ==============








                                               See accompanying notes.


                                             MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                      (Unaudited; in thousands)

                                                                                            1995            1994
                                                                                        --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                 ($16,297)       ($6,065)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                            1,868          2,455
       Write-down of property to be sold                                                          667              -
       Loss on write-off of license fees related to discontinued products                       1,025              -
       Forgiveness of note receivable from sale of common stock                                    56              -
       Changes in operating assets and liabilities:
        Receivables                                                                             4,740        (10,216)
        Inventories                                                                               697             49
        Prepaid expenses and other assets                                                         (73)          (242)
        Accounts payable and accrued liabilities                                                 (351)         3,185
        Compensation accruals                                                                     247             50
                                                                                        --------------  -------------
              Cash used in operating activities                                                (7,421)       (10,784)
                                                                                        --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                        (1,945)          (882)
    Additions to patents and license rights                                                       (45)          (500)
    Increase in other assets                                                                     (677)             -
    (Increase) decrease in marketable securities                                               (2,941)         6,502
                                                                                        --------------  -------------
              Cash provided by (used in) investing activities                                  (5,608)         5,120
                                                                                        --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common shares                                                11,603            183
    Long-term debt proceeds                                                                         -          5,000
    Principal payments on long-term debt                                                         (225)          (180)
                                                                                        --------------  -------------
              Cash provided by financing activities                                            11,378          5,003
                                                                                        --------------  -------------

DECREASE IN CASH AND CASH
    EQUIVALENTS                                                                                (1,651)          (661)

CASH AND CASH EQUIVALENTS, beginning of period                                                  3,882          1,557
                                                                                        --------------  -------------

CASH AND CASH EQUIVALENTS, end of period                                                       $2,231           $896
                                                                                        ==============  =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest income received                                                                     $804         $1,063
                                                                                        ==============  =============
    Interest paid                                                                                $592           $492
                                                                                        ==============  =============

                                              See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

(1)      Basis of Presentation-
         ----------------------

         The Notes to the Consolidated Financial Statements of Molecular Biosystems, Inc. (the "Company") were submitted with the Company's Form 10-K for the year ended March 31, 1995 and should be read in conjunction with this Form 10-Q.

         These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of December 31, 1995, and the results of its operations for the three- and nine-months ended December 31, 1995 and 1994, and its cash flows for the nine-month periods ended December 31, 1995 and 1994, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.

(2)      Contingencies-
         --------------

         In May 1993 the Company entered into an exclusive license agreement with Bracco S.p.A. of Milan, Italy, for the distribution rights in Europe and the former Soviet Union to the Company's proprietary oral ultrasound agent for imaging the gastrointestinal tract. At that time Bracco paid the Company a license fee of $2 million and undertook certain developmental obligations in the territory. In March 1994, Bracco notified the Company that it desired to rescind the agreement and demanded that the Company return the license fee. The Company denied that Bracco was entitled to rescind the agreement or to the return of any portion of the license fee. In January 1995, Bracco filed a demand for arbitration claiming return of the $2 million license fee, in addition to other monetary relief. The Company filed a response denying the material allegations of Bracco's demand. On November 22, 1995, the arbitrator ruled in favor of MBI on two counts of Bracco's claim; however, he also awarded Bracco $1.7 million plus statutory interest on a legal theory not advanced by Bracco. MBI is appealing the award. As a result of the arbitrator's ruling, the Company has recognized a charge to operations of approximately $2.4 million to reflect the amount of the award, interest accrued thereon and related attorneys' fees. Of this charge, approximately $1.4 million was recorded during the quarter ended December 31, 1995. Included in accounts payable and accrued liabilities at December 31, 1995 is a reserve of $2 million for the possible payment of this award.

(3)      Stock Settlement-
         -----------------

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

(4)       Litigation and Other-
          ---------------------

         During the quarters ended December 31, 1995 and December 31, 1994, the Company recorded the following charges:


                                                              Three Months Ended      Nine Months Ended
                                                                 December 31,           December 31,
                                                                1995       1994        1995        1994
                                                             ---------- ----------  ---------- -----------
Arbitration award and related costs                          $   1,418  $       -   $   1,418  $        -
Write-off of license fees related to discontinued products       1,025                  1,025
Write-down of real estate to be sold                               667          -         667           -
Approval bonus paid by U.S. marketing partner                        -      3,000           -       3,000
                                                             ---------- ----------  ---------- -----------
    Total litigation and other                               $   3,110  $   3,000   $   3,110  $    3,000
                                                             ========== ==========  ========== ===========


         The arbitration award and related costs are discussed in note (2) on page 7.


         As a result of the Company's decision to focus its research and development activities on its ultrasound contrast agents, the Company wrote-off approximately $1 million of license fees related to discontinued products which previously had been capitalized.


         Additionally, in November 1995, the Company entered into a contract for the sale of the two buildings and underlying land that the Company purchased in December 1993. The sale of the buildings is expected to be completed in March 1996. As a result, the Company has written-down the carrying value of the buildings by $667,000 to the net amount it expects to receive from this sale.


         Finally, during the quarter ended December 31, 1994, the Company received a bonus from Mallinckrodt Medical, its U.S. marketing partner of approximately $3 million related to the approval of ALBUNEX(R) for marketing in the United States. Under the terms of the marketing and distribution agreement with Mallinckrodt, this bonus was paid to MBI's employees. As a result, the Company accrued a liability for the payment of these bonuses in the quarter ended December 31, 1994 of $3 million. The bonus was paid to employees in the quarter ended March 31, 1995.

PART I - FINANCIAL INFORMATION


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis should be read in conjunction with (1) the current consolidated financial statements and (2) the Company's consolidated financial statements and management's discussion and analysis of financial condition and results of operations in its Annual Report on Form 10-K for the year ended March 31, 1995.

Liquidity and Capital Resources

         On September 7, 1995, the Company entered into an amended and restated distribution agreement and a related investment agreement with Mallinckrodt Medical, Inc. ("Mallinckrodt") which will provide the Company with between $33 million and $47.5 million in new financing (includes the $13 million common stock investment discussed below). Under the terms of the agreement, Mallinckrodt will pay the Company $20 million over four years to support clinical trials of FS069 (the Company's second-generation cardiac perfusion product), related regulatory submissions and associated product development. These payments will be made in 16 quarterly installments starting at $1 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The first and second quarterly payments were paid on October 1, 1995 and January 2, 1996.

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

          The Company expects that the funding provided under the amended distribution agreement to be its major source of funds for Company operations over the next several years. At December 31, 1995, the Company had net working capital of $18.5 million compared to $20.9 million at March 31, 1995. Cash and current marketable securities were $21.1 million at December 31, 1995 compared to $19.7 million at March 31, 1995.

         For the next several years, the Company expects to incur substantial additional expenditures associated with product development. As discussed above, funding provided under the amended distribution agreement will be the major source to fund the Company's operating costs and expenses. The Company will also continue to utilize product revenues from sales of ALBUNEX(R) and its existing cash and marketable securities and the interest earned thereon to fund its operations and capital spending needs. The Company may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with pharmaceutical companies; the licensing of product rights to third parties; or additional public and private financing, as anticipated capital requirements change as a result of strategic, competitive, technological and regulatory factors. There can be no assurance that funds from these sources will be available on favorable terms, if at all.

Results of  Operations

         Revenues. During the first year after the Company received clearance for the marketing and sale of ALBUNEX(R) in the United States, the Company recognized revenues both on its sales to Mallinckrodt (see "Product Revenues and License Fees," below) and on Mallinckrodt's subsequent sales to the end users of ALBUNEX(R) (see "Revenues Under Collaborative Agreements," below).

         Revenues Under Collaborative Agreements. Revenues under collaborative agreements, which have been the primary source of revenues for the Company in the past, were $1 million and $1.4 million for the three-month and nine-month periods ended December 31, 1995, compared to $6.2 million and $14.9 million for both of the same periods in the prior year.

         For both the three-month and nine-month periods ended December 31, 1995, $1 million of the revenues under collaborative agreements was attributable to the receipt of the first quarterly payment from Mallinckrodt to support clinical trials (discussed above under "Liquidity and Capital Resources"). The remaining $13,000 and $412,000 for the same periods were based on Mallinckrodt's sales to its customers. Under the original Mallinckrodt contract, for the first twelve months after the Company received clearance for ALBUNEX(R) in the United States, Mallinckrodt agreed to pay a bonus to MBI equivalent to Mallinckrodt's first year product sales at its sales price to the end users of the product. The Company earned $757,000 based upon the first-year product sales of ALBUNEX(R) by Mallinckrodt. The bonus payment was received in December 1995. Prior year revenues consisted of milestone revenues recognized as a result of the Company receiving approval to market ALBUNEX(R) in the United States and the release of ALBUNEX(R) to Mallinckrodt's sales force.

         Product Revenues and License Fees. Revenues, excluding revenues under collaborative agreements, were $232,000 and $531,000 for the three-month and nine-month periods ended December 31, 1995, compared to $720,000 and $1.3 million for the same periods in the prior year. Product sales are based upon MBI's sales to Mallinckrodt and Shionogi and are recognized upon shipment of the product. The transfer price for MBI's sales of ALBUNEX(R) to Mallinckrodt is equal to 40% of Mallinckrodt's net sales price to its end users of the product and the transfer price for MBI's sales of ALBUNEX(R) to Shionogi is equal to 30% of Shionogi's net sales price to its end users of the product.

         Cost of Products Sold. Cost of products sold totaled $587,000 and $1.3 million for the three-month and nine-month periods ending December 31, 1995, resulting in a negative gross profit margin due to the current low levels of production. Cost of products sold totaled $988,000 for the period ended December 31, 1994, resulting in a gross profit margin of 22%. The higher gross profit margin percentage in the prior year was due to then greater levels of production.

         Research and Development Costs. For the three-month and nine-month periods ended December 31, 1995, the Company's research and development costs totaled $3.3 million and $9.9 million, as compared to $4.3 million and $14.1 million, respectively, for the same periods in 1994. This decrease of 30% in the current year is due in large part to the decision the Company made in February 1995 to focus its research and development efforts primarily on its ultrasound contrast agents and reduce its staffing by approximately twenty five percent.

         Selling, General and Administrative Expenses. For the three-month and nine-month periods ended December 31, 1995, the Company's selling, general and administrative expenses totaled $1.1 million and $4.2 million, as compared to $1.3 million and $4.6 million, respectively, for the same periods in 1994. This decrease of 10% in the current year is also due to the decision to reduce the Company's staffing made in February 1995.

         Interest Expense and Interest Income. Interest expense for the three-month and nine-month periods ended December 31, 1995 and 1994 consists of mortgage interest on the Company's buildings. Interest expense is higher in the current year due to a note payable which the Company entered into in May 1994 to finance the purchase of two unimproved buildings and underlying land in December 1993.

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

         In addition, the amended distribution agreement grants the Company the option (at its own discretion) to repurchase all of the shares of the Company's common stock that Mallinckrodt purchased under the investment agreement for $45 million, subject to various price adjustments. This option is exercisable beginning the later of July 1, 2000 or the date that the Company obtains approval from the FDA to market FS069 for an intravenous myocardial perfusion indication and ending on the later of June 30, 2003 or three years after the date that the Company obtains approval from the FDA to market FS069 for an intravenous myocardial perfusion. If the Company exercises this option, the Company may co-market ALBUNEX(R), FS069 and related products in all of the countries covered by the amended distribution agreement.

         Shares sold to Mallinckrodt under the related investment agreement are subject to certain anti-dilution and registration rights of Mallinckrodt and certain first refusal and "standstill" rights of MBI.

         In October 1995, the Company entered into an agreement whereby it reaquired all rights to INFOSON (the European designation for ALBUNEX(R)), FS069 and related products from Nycomed, the Company's European licensee. Nycomed has received approval to market ALBUNEX(R) in Sweden, Finland and the United Kingdom and has filed applications in several other European countries, but has not yet begun to market the product. The Company is currently in discussions with another potential licensee for Nycomed's territory, which includes Europe, Africa, parts of Asia and India. Financial terms will be disclosed at a later date.

          Sales of ALBUNEX(R) . In October 1993, ALBUNEX(R) was approved for marketing in Japan and became the first ultrasound contrast agent available in that country. As initial sales were below the Company's expectations, Shionogi and the Company engaged in an intensive cooperative study of the situation. However, to increase the likelihood of improved sales performance in the future, Shionogi, with the Company's concurrence, decided during the first quarter of fiscal 1995 to curtail promotional efforts and limit current Japanese sales to selected accounts until these issues have been resolved. The Company has had limited sales to Shionogi since the second quarter of fiscal 1995. The Company and Shionogi have recently discussed the possibility of terminating the agreement between the companies. The Company believes that it is likely that the relationship with Shionogi will be terminated within the next twelve months on terms to be determined.

         In August 1994, the Company received clearance for the marketing and sale of ALBUNEX(R) in the United States. Product sales from the Company to Mallinckrodt, the Company's distributor in the United States, totaled $1.4 million for the first 15 months the product has been marketed in the United States.

          President and Chief Operating Officer. In October 1995 the Company appointed Mr. Bobba Venkatadri as President and Chief Operating Officer. Mr. Venkatadri most recently served as Executive Vice President of the Pharmaceutical Division of Centocor, Inc., in Malvern, Pennsylvania. He was instrumental in restructuring Centocor which included building strategic alliances, management of R&D, product approvals and scale-up of new products.

          Mr. Venkatadri was appointed to fill the vacancy created by the resignation of Vincent A. Frank. Mr. Frank, who served as MBI's President and Chief Operating Officer for 10 years, passed away in August 1995 after a lengthy illness.

PART II - OTHER INFORMATION

Item 1-5 - The Company has nothing to report with respect to these items during the quarter ended December 31, 1995.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits - None

      (b)Reports on Form 8-K

         A Current Report on Form 8-K dated September 7, 1995, was filed on September 25, 1995, reporting a restated distribution agreement and a related investment agreement with Mallinckrodt Medical, Inc.

      A Current Report on Form 8-K dated November 22, 1995, was filed on December 13, 1995, reporting that the arbitrator in arbitration proceedings between Molecular Biosystems, Inc. (the "Company") and Bracco S.p.A. ("Bracco") entered an award refunding a portion of the license fee that Bracco paid to MBI in May 1993 in connection with the Company's license to Bracco of MBI's oral ultrasound agent technology.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




/s/ Gerard A. Wills
-------------------
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


2/14/96
-----------
Date