Form 10-Q/A
period 1995-12-31
MOLECULAR BIOSYSTEMS INC
filed 1996-04-09
CIK 719598

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

                         Commission file number 1-10546


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

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (Dollars in thousands)

                                                                           December 31,
                                                                              1995            March 31,
                                                                          (Unaudited)           1995
                                                                        -----------------  ----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $2,231            $3,882
     Marketable securities, available-for-sale                                    18,889            15,836
     Accounts and notes receivable                                                   376             5,180
     Property held for sale                                                        6,476                 -
     License rights                                                                2,700                 -
     Inventories                                                                     697             1,394
     Prepaid expenses and other assets                                               523               442
                                                                        -----------------  ----------------
          Total current assets                                                    31,892            26,734
                                                                        -----------------  ----------------

PROPERTY AND EQUIPMENT, at cost:
     Building and improvements                                                    14,171            18,125
     Equipment, furniture and fixtures                                             5,378             5,216
     Construction in progress                                                        609             2,253
                                                                        -----------------  ----------------
                                                                                  20,158            25,594
     Less:  Accumulated depreciation and amortization                              6,566             5,947
                                                                        -----------------  ----------------

                                                                                  13,592            19,647
                                                                        -----------------  ----------------

OTHER ASSETS:
     Patents and license rights, net                                                 341             1,724
     Other assets, net                                                             1,903             2,534
                                                                        -----------------  ----------------
                                                                                   2,244             4,258
                                                                        -----------------  ----------------

                                                                                 $47,728           $50,639
                                                                        =================  ================









                             See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                             (Dollars in thousands)


                                                                           December 31,
                                                                              1995            March 31,
                                                                          (Unaudited)           1995
                                                                        -----------------  ----------------
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                     $5,238            $5,089
     Current portion of long-term debt                                               307               307
     Compensation accruals                                                           658               411
                                                                        -----------------  ----------------
          Total current liabilities                                                6,203             5,807
                                                                        -----------------  ----------------

LONG-TERM DEBT, net of current portion                                             8,183             8,408
                                                                        -----------------  ----------------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value,
       20,000,000 shares authorized,
       13,290,736 and 11,999,561 shares
       issued and outstanding, respectively                                          133               120
     Additional paid-in capital                                                   91,432            78,422
     Retained deficit                                                            (57,769)          (41,472)
     Unrealized loss on available-for-sale securities                                 (6)             (118)
     Less notes receivable from sale of common stock                                (281)             (469)
     Less treasury stock, at cost                                                   (167)              (59)
                                                                        -----------------  ----------------

          Total shareholders' equity                                              33,342            36,424
                                                                        -----------------  ----------------

                                                                                 $47,728           $50,639
                                                                        =================  ================



                            See accompanying notes.



                                             MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (Unaudited; in thousands, except per share amounts)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 31,                     DECEMBER 31,
                                                            1995             1994             1995            1994
                                                      --------------   --------------   --------------  --------------
REVENUES:
   Revenues under collaborative agreements            $       1,013    $       6,188    $       1,412   $      14,921
   Product revenues                                             232              720              506           1,267
   License fees                                                   -                -               25              40
                                                      --------------   --------------   --------------  --------------
                                                              1,245            6,908            1,943          16,228
                                                      --------------   --------------   --------------  --------------

RESEARCH AND DEVELOPMENT COSTS:
   Compensation                                               1,499            1,519            4,111           5,404
   Equipment and supplies                                       545            1,384            1,549           3,312
   Outside research, preclinical and clinical trials             75              345              564           1,512
   Legal, professional and consulting                           355              275            1,022           1,093
   Occupancy costs                                              359              237            1,128           1,011
   Other                                                        443              492            1,483           1,779
                                                      --------------   --------------   --------------  --------------
                                                              3,276            4,252            9,857          14,111

COST OF PRODUCTS SOLD                                           587              643            1,311             988

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                   1,066            1,338            4,178           4,278

OTHER EXPENSE                                                 3,110            3,000            3,110           3,350
                                                      --------------   --------------   --------------  --------------
        Total operating costs and expenses                    8,039            9,233           18,456          22,727
                                                      --------------   --------------   --------------  --------------

   LOSS FROM OPERATIONS                                      (6,794)          (2,325)         (16,513)         (6,499)

INTEREST EXPENSE                                               (195)            (193)            (596)           (496)
INTEREST INCOME                                                 344              283              812             930
                                                      --------------   --------------   --------------  --------------

NET LOSS                                              $      (6,645)   $      (2,235)   $     (16,297)  $      (6,065)
                                                      ==============   ==============   ==============  ==============

NET LOSS PER COMMON SHARE                             $       (0.50)   $       (0.19)   $       (1.30)  $       (0.51)
                                                      ==============   ==============   ==============  ==============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                               13,291           12,000           12,535          11,999
                                                      ==============   ==============   ==============  ==============








                                               See accompanying notes.


                                             MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                      (Unaudited; in thousands)

                                                                                            1995            1994
                                                                                        --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                 ($16,297)       ($6,065)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                            1,868          2,455
       Write-down of property to be sold                                                          667              -
       Loss on write-off of license fees related to discontinued products                       1,025              -
       Forgiveness of note receivable from sale of common stock                                    56              -
       Changes in operating assets and liabilities:
        Receivables                                                                             4,748        (10,216)
        License Rights                                                                          2,700              -
        Inventories                                                                               697             49
        Prepaid expenses and other assets                                                         (80)          (242)
        Accounts payable and accrued liabilities                                                1,649          3,185
        Compensation accruals                                                                     247             50
                                                                                        --------------  -------------
              Cash used in operating activities                                                (8,120)       (10,784)
                                                                                        --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                        (1,945)          (882)
    Additions to patents and license rights                                                       (45)          (500)
    Increase in other assets                                                                      (23)             -
    (Increase) decrease in marketable securities                                               (2,941)         6,502
                                                                                        --------------  -------------
              Cash provided by (used in) investing activities                                  (4,908)         5,120
                                                                                        --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common shares                                                11,602            183
    Long-term debt proceeds                                                                         -          5,000
    Principal payments on long-term debt                                                         (225)          (180)
                                                                                        --------------  -------------
              Cash provided by financing activities                                            11,377          5,003
                                                                                        --------------  -------------

DECREASE IN CASH AND CASH
    EQUIVALENTS                                                                                (1,651)          (661)

CASH AND CASH EQUIVALENTS, beginning of period                                                  3,882          1,557
                                                                                        --------------  -------------

CASH AND CASH EQUIVALENTS, end of period                                                       $2,231           $896
                                                                                        ==============  =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest income received                                                                     $804         $1,063
                                                                                        ==============  =============
    Interest paid                                                                                $592           $492
                                                                                        ==============  =============

                                              See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

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

(4)       Other Expense-
          --------------

         During the quarters ended December 31, 1995 and December 31, 1994, the Company recorded the following charges:


                                                              Three Months Ended      Nine Months Ended
                                                                 December 31,           December 31,
                                                                1995       1994        1995        1994
                                                             ---------- ----------  ---------- -----------

Legal settlement and related costs                           $   1,418  $       -   $   1,418  $      350
Write-off of license fees related to discontinued products       1,025                  1,025
Write-down of real estate to be sold                               667          -         667           -
Approval bonus paid by U.S. marketing partner                        -      3,000           -       3,000
                                                             ---------- ----------  ---------- -----------
    Total litigation and other                               $   3,110  $   3,000   $   3,110  $    3,350
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


          The Company expects that the funding provided under the amended distribution agreement to be its major source of funds for Company operations over the next several years. At December 31, 1995, the Company had net working capital of $25.7 million compared to $20.9 million at March 31, 1995. Cash and current marketable securities were $21.1 million at December 31, 1995 compared to $19.7 million at March 31, 1995.


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


         Selling, General and Administrative Expenses. For the three-month and nine-month periods ended December 31, 1995, the Company's selling, general and administrative expenses totaled $1.1 million and $4.3 million, as compared to $1.3 million and $4.6 million, respectively, for the same periods in 1994. This decrease in the current year is also due to the decision to reduce the Company's staffing made in February 1995.


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

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits -

   10.1 Amended and Restated Distribution Agreement dated September 11, 1995 between the Company and Mallinckrodt Medical, Inc.

   10.2 Investment Agreement dated September 7, 1995 between the Company and Mallinckrodt Medical, Inc.

   10.3 Amendment No. 3 to License and Cooperative Development Agreement dated October 24, 1995 between the Company and Nycomed Imaging AS.

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


MOLECULAR BIOSYSTEMS, INC.




/s/ Gerard A. Wills
- -------------------
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


4/09/96
- -----------
Date