Form 10-K405
period 1996-03-31
MOLECULAR BIOSYSTEMS INC
filed 1996-07-01
CIK 719598

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

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

         Title of each class                  Name of each exchange on which
     Common Stock, $.01 par value                       registered
                                                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [  X  ] No [     ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of voting stock held by non-affiliates of the registrant was $160,279,119 as of June 25, 1996 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported on the New York Stock Exchange).

    There were 17,564,835 shares outstanding of the registrant's Common Stock as of June 25, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's annual report to stockholders for the year ended March 31, 1996 are incorporated by reference into Parts I and II.

    Portions of the registrant's definitive proxy statement for the annual stockholders meeting to be held August 20, 1996 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION FOLLOWING CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ITEM AND IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

GENERAL

     Molecular Biosystems, Inc. ("MBI" or the "Company") is a leader in the development, manufacture and sale of ultrasound contrast imaging agents. These contrast agents are used to improve the real-time images of organs and body structures, especially the heart, obtained through ultrasound examinations. MBI's products are designed to increase the diagnostic usefulness of ultrasound examinations through enhanced visualization of structures and vasculature, and to reduce the need for diagnostic procedures that may be more expensive, time-consuming, or invasive. MBI's first product, ALBUNEX-Registered Trademark-, is the first and only ultrasound contrast agent approved for marketing by the United States Food and Drug Administration ("FDA"). ALBUNEX-Registered Trademark- is used to detect heart disease by assessing blood flow within the heart chambers and identifying the location of the chamber borders and the movement of the chamber walls ("cardiac function"). MBI's second-generation product, FS069, is currently in Phase 3 clinical trials for the cardiac function indication and in Phase 2 clinical trials to evaluate its efficacy in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion"). The Company believes that this information will enable cardiologists to diagnose heart attacks and coronary artery disease more accurately and safely than is currently feasible. The Company is also conducting preclinical studies using FS069 to detect abnormalities in other organs, such as the liver and kidney.

     Ultrasound imaging is a widely-used and cost-effective technique to examine soft tissues, internal body organs and blood flow. Ultrasound systems use low-power, high-frequency sound waves that are reflected by tissues and fluids to produce real-time images. Over 49 million ultrasound imaging procedures were performed in the United States in 1994, of which approximately 12.5 million procedures were used to examine the heart ("echocardiograms"). Unlike other imaging modalities, such as magnetic resonance imaging, computed tomography and nuclear imaging, ultrasound imaging procedures could not be performed with contrast agents to enhance images until the approval of ALBUNEX-Registered Trademark-. Non-contrast ultrasound, while very good in delineating anatomy, often results in poor image quality and is unable to demonstrate actual blood flow within organ tissue.

     MBI's contrast agents are designed to enhance existing ultrasound procedures by improving their ability to image blood flow and by providing clearer images of body structures and organs. ALBUNEX-Registered Trademark-and FS069 consist of human albumin microspheres made using MBI's patented process. The microspheres are injected intravenously into the bloodstream and transported to the heart and other organs. Because the microspheres are highly reflective to the ultrasound beam, organs and structures containing blood will appear brighter and clearer than they would in the absence of the contrast agent. Albumin is a protein naturally found in human blood and has been used for many years as a blood expander. ALBUNEX-Registered Trademark-, which has been marketed since October 1993, has been given to over 10,000 patients with no clinically significant side effects, and FS069 has exhibited a safety profile in clinical studies equivalent to that of ALBUNEX-Registered Trademark- .

     ALBUNEX-Registered Trademark- permits cardiologists to see blood flow in the chambers of the heart and the motion of the heart muscle using ultrasound. Cardiologists are particularly interested in the chamber of the heart called the "left ventricle," which pumps oxygenated blood arriving from the lungs to all other parts of the body. In approximately 10-15% of patients undergoing an echocardiogram, the wall of the left ventricle (the "endocardial border") cannot be detected or its location appears ambiguous on the ultrasound image. When ALBUNEX-Registered Trademark- enters the left ventricle, however, the endocardial border can be visualized because of the reflectivity of the ALBUNEX-Registered Trademark- microspheres in the blood. When the endocardial border is visible, cardiologists can observe its motion and may be able to infer cardiac function, which is critical in diagnosing cardiac disease, including damage from a heart attack. While ALBUNEX-Registered Trademark- is able to enter the heart chamber, it has a relatively short circulation time in the body and thus is not able to enter the heart muscle in quantities sufficient to be detected by ultrasound. Without an agent that will enter the heart muscle, cardiologists are not able to use ultrasound imaging directly to determine myocardial perfusion.

     FS069 is designed to permit cardiologists to evaluate myocardial perfusion. Unlike ALBUNEX-Registered Trademark-, which is air-filled, FS069 microspheres contain an insoluble gas, perfluoropropane. Because of their composition, FS069 microspheres remain in the bloodstream for more than five minutes, as opposed to 35-40 seconds in the case of ALBUNEX-Registered Trademark-. As a result, FS069 is able to perfuse into tissues, including the heart muscle, highlighting areas of normal and abnormal blood flow. The Company believes that if its clinical trials for myocardial perfusion are successful, FS069 will provide important diagnostic benefits, including detecting areas of the heart muscle compromised due to coronary artery stenosis as well as detecting the lack of blood flow in the heart muscle resulting from a complete occlusion of a coronary artery (heart attack). The Company believes that FS069 may have much greater market potential than ALBUNEX-Registered Trademark- because of the greater diagnostic importance of the indications for which it may be suitable (such as myocardial perfusion).

     MBI completed enrollment in its Phase 3 clinical trials for FS069 for cardiac function in March 1996, and expects to file for approval for this indication by the end of 1996. For myocardial perfusion, Phase 1 safety and preliminary efficacy studies were completed in July 1995. In March 1996, the Company announced that preliminary analysis of Phase 2 results indicated a 92% concordance between diagnoses of patients with known or suspected heart disease made using dipyridamole-stress nuclear imaging, the current perfusion "gold standard" and dipyridamole-stress harmonic ultrasound imaging using FS069. The Company believes that the use of FS069 in routine diagnostic as well as emergency room procedures may significantly reduce the overall cost of patient care by substituting ultrasound for more expensive diagnostic methods such as nuclear imaging and by enabling more accurate screening of patients to determine whether follow-up diagnostic or surgical procedures are required.

     MBI is also developing an oral ultrasound agent, ORALEX-Registered Trademark-, which may be used to image the abdominal area for stomach lesions and pancreatic tumors. ORALEX-Registered Trademark- is currently in Phase 2 clinical trials.

     MBI is collaborating with Mallinckrodt Medical, Inc. ("Mallinckrodt") in the development and commercialization of ALBUNEX-Registered Trademark- and FS069. Mallinckrodt is one of the world leaders in the marketing of contrast imaging agents, with 1995 contrast imaging agent sales of approximately $675 million. The Company has granted Mallinckrodt exclusive marketing rights to ALBUNEX-Registered Trademark- and FS069 in the United States and certain other territories. The relationship began in 1988 with the execution of distribution and investment agreements pursuant to which Mallinckrodt paid the Company approximately $30.0 million.

     The Company and Mallinckrodt expanded their original agreement in September 1995 to increase the geographic scope and to extend the exclusivity of Mallinckrodt's marketing rights. Mallinckrodt at that time also made a $13.0 million equity investment in MBI and committed $20.0 million to the clinical development of FS069 and related projects. MBI may receive up to an additional $14.5 million upon meeting certain territorial and product development milestones.

     Under the distribution agreement, the Company is responsible for manufacturing the licensed products for Mallinckrodt and is generally entitled to payments of 40% of net product sales. The Company is responsible for conducting clinical trials and securing regulatory approvals of the licensed products in the United States for cardiac indications. Mallinckrodt is responsible for conducting clinical trials and securing approvals of the licensed products in the United States for non-cardiac indications and is responsible for conducting all clinical trials and securing approvals in the other countries in Mallinckrodt's territory.

BUSINESS STRATEGY

     The Company's objective is to remain a leader in the development and commercialization of contrast imaging agents. MBI intends to achieve this objective by implementing the following strategy.

     DEVELOP FS069 FOR MULTIPLE INDICATIONS. MBI's primary clinical developmental objective is to gain regulatory approval in the United States and abroad for FS069 for the diagnosis of multiple cardiac indications, such as cardiac function and myocardial perfusion. Thereafter the Company intends to expand the application of FS069 by seeking approval for non-cardiac (radiology) indications. The Company believes that the extensive knowledge that it and Mallinckrodt have gained through the marketing of ALBUNEX-Registered Trademark- regarding the requirements of the medical and third-party payor communities may allow for the more rapid and effective commercialization of FS069 and future products.

     MAXIMIZE THE COMMERCIAL VALUE OF ALBUNEX-Registered Trademark-. MBI and Mallinckrodt will continue to collaborate to maximize the acceptance of ALBUNEX-Registered Trademark- in the medical community and among third-party payors. The Company is working with Mallinckrodt to identify and exploit the markets and uses for which ALBUNEX-Registered Trademark- is best suited, including stress echo, fallopian tube patency and other applications. See "Products and Markets -- ALBUNEX-Registered Trademark-."

     DEMONSTRATE COST-EFFECTIVENESS. The Company and Mallinckrodt will continue to design studies to demonstrate the overall cost-effectiveness of using the Company's ultrasound contrast agents. The Company believes that such studies may establish that use of ALBUNEX-Registered Trademark-, FS069 and ORALEX-Registered Trademark- can significantly reduce the overall cost of patient care by substituting ultrasound for more expensive modalities, and by enabling more accurate screening of patients to determine whether follow-up diagnostic or therapeutic procedures are required.

     NEW PRODUCT DEVELOPMENT. The Company has established significant clinical, regulatory and manufacturing expertise in the development of ALBUNEX-Registered Trademark- and FS069. The Company intends to utilize this expertise in the development of new, proprietary imaging products.

INDUSTRY BACKGROUND

   NON-ULTRASOUND IMAGING TECHNIQUES

     Since the discovery of x-rays, medical imaging has been used extensively to diagnose and guide the treatment of diseases and injuries to internal organs. Medical imaging can be used to identify high-risk patients, to make initial diagnoses, to confirm diagnoses based on other information, to formulate treatment plans, and to evaluate the effectiveness of treatment and detect the recurrence of a medical problem. Generally, imaging improves patient care and lowers health care costs by enabling the detection of disease or abnormal structures not apparent by routine physical examination.

     There are a variety of medical imaging methods, or "modalities," available to the physician. The choice of modality by the physician depends on a number of factors, including the part of the body to be imaged, the suspected condition to be investigated, the cost of the procedure, the diagnostic usefulness of the image and the condition of the patient. Other important factors in determining the selection of a modality are the availability of equipment and trained operators and the ability to schedule time on the equipment. The major non-ultrasound modalities are:

     COMPUTED TOMOGRAPHY ("CT"). CT employs x-rays aimed into the body from several different angles to create a computerized static "snapshot" image of soft tissue and bones. CT is used extensively to image the head and neck for injury and disease, and is also used to detect liver cancer and other hepatobiliary diseases. CT may employ injectable contrast agents which absorb x-rays and thereby enhance structural imaging. In 1994, approximately 21.1 million CT examinations were performed in the United States, approximately 44% of which employed a contrast agent. While CT is effective in revealing anatomic detail, it is expensive, does not generally provide real-time images or permit the assessment of blood flow, and exposes patients to radiation. CT is rarely used to image the heart.

     CONVENTIONAL X-RAY. Familiar procedures such as chest x-rays and mammograms use x-rays aimed from only a single angle and do not require computer reconstruction to create an image. In 1994, approximately 5.2 million abdominal x-rays performed in the United States employed barium as a contrast agent to examine the gastrointestinal system. Conventional x-ray is not used to assess heart function.

     MAGNETIC RESONANCE IMAGING ("MRI"). MRI creates an image by exposing the body to a radio frequency pulse to which the body's hydrogen atoms respond in a way detectable by the MRI equipment. This information is analyzed by computer and a cross-sectional image is produced. MRI is used primarily to image soft tissues in order to detect tumors, lesions, and injuries. An accurate image is produced, but as with CT, the images are not real-time. In addition, MRI does not generally provide information on blood flow or perfusion of blood into organs and tissues, and is not used to image the heart. In 1994, approximately 7.4 million MRI procedures were performed in the United States, approximately 29% of which used a contrast imaging agent. In 1994, MRI equipment cost up to $2 million.

     NUCLEAR IMAGING. Nuclear imaging requires the injection of radioactive substances into the body. It is typically preceded by a stress echo exam. The radiation is detected by a special camera and analyzed by computer, resulting in a static image that does not depict blood flow. Great care is required in the handling and disposal of radioactive contrast agents. It is used primarily to detect cardiovascular disease, malignancies and soft-tissue tumors. It is also the current "gold standard" used to detect myocardial perfusion. Approximately 9.1 million nuclear imaging procedures were performed in the United States in 1994, approximately 2.5 million of which were cardiac perfusion studies. In 1994, the median Health Care Finance Administration ("HCFA") reimbursement rate for a nuclear cardiac exam was $850, excluding the cost of any preceding echocardiogram.

     X-RAY ANGIOGRAPHY. Angiography is used to visualize real-time blood flow in the body's vasculature in order to determine the presence of blockages or occlusions in the vessels leading to the heart prior to performing bypass surgery or balloon angioplasty. A catheter is inserted into a vessel or directly into the heart chamber and a contrast agent that is visible using special x-ray detection equipment is injected. This procedure requires a specially-equipped laboratory. It is effective in locating blockages and occlusions, but it is expensive, invasive, and exposes the patient to x-ray radiation. In 1994, approximately 4.5 million angiographic examinations were performed in the United States, with a median HCFA reimbursement rate for a heart angiogram and catheterization procedure of approximately $2,000, excluding the cost of any preceding echocardiogram.

   ULTRASOUND IMAGING

     Ultrasound employs low-power, high-frequency sound waves which are directed at the organ to be imaged by placing a generating instrument called a "transducer" on the body near the organ. The sound waves are reflected off of the organ or tissue back to the ultrasound machine. The ultrasound machine reads the reflected sound waves and produces a cross-sectional real-time "moving picture" image of the targeted organ. Ultrasound is used to image the heart, liver, kidneys, gall bladder, pancreas, other abdominal structures, blood vessels, and the reproductive system, and is also being investigated for use with brain and breast examinations. Cardiac ultrasound examinations are called "echocardiograms." Non-cardiac diagnostic ultrasound examinations are referred to as "radiology" indications or applications. The strengths of ultrasound include:

     - PRICE. Ultrasound is a relatively inexpensive procedure. In 1994, the HCFA reimbursement rate for a typical echocardiogram was approximately $570, while that for a cardiac exam using nuclear imaging was approximately $850. A heart angiogram and catheterization cost approximately $2,000. The average cost of an ultrasound machine was $120,000, while the average cost of nuclear imaging equipment was approximately $450,000.

     - LARGE INSTALLED BASE. There is a large installed base of ultrasound machines throughout the world. In 1994, there were approximately 55,000 machines installed in the United States. Several large manufacturers such as Hewlett-Packard, ATL, Acuson and Toshiba compete in the ultrasound hardware market.

     - REAL-TIME IMAGES. Unlike the other imaging modalities (with the exception of x-ray angiography), ultrasound creates a "moving picture" of the targeted organ. The organ under study may be safely examined over any period of time selected by the physician. This feature is especially important in heart examinations, where the dynamics of the beating heart are of diagnostic importance to the cardiologist.

     - SAFETY. The sound waves employed by ultrasound have no noticeable medical effect on the body. The same organs or sections of the body may be imaged repeatedly for long periods of time with no adverse effects. Ultrasound is routinely used in fetal examinations.

     - EASE OF USE. Ultrasound exams are relatively simple to perform and require little patient preparation. Unlike machines used for MRI, CT, nuclear imaging and x-ray angiography, ultrasound machines are compact and mobile and do not require specially-equipped facilities or housing.

     Although ultrasound is a widely-used imaging modality, the visual clarity of non-contrast-enhanced ultrasound images is generally inferior to that obtainable using certain of the other modalities. With each of the other modalities, contrast agents are frequently used, and in nuclear imaging and x-ray angiography, an imaging agent is required to create the images. Until the introduction of ALBUNEX-Registered Trademark-, no imaging agents were available in the United States for use with ultrasound.

     "Conventional" ultrasound imaging sends and receives sound waves at a single frequency; this is called the "fundamental" frequency. The Company's products are being tested with new ultrasound techniques which may find acceptance in diagnostic imaging over the next several years. The most significant of these new techniques is "harmonic imaging." Researchers have discovered that if the ultrasound machine's transducer is modified to read the sound waves returning from the imaged area at a multiple ("harmonic") of the outgoing fundamental frequency, and if a contrast agent is used, the resulting image can provide more complete information on blood flow and structures in the scanned area than is available with a standard ultrasound exam. This is because the microspheres generate a harmonic signal significantly stronger than that generated by the tissue, resulting in a significantly enhanced signal-to-noise ratio. No ultrasound machines employing harmonic imaging are currently commercially available.

PRODUCTS AND MARKETS

   ALBUNEX-REGISTERED TRADEMARK- AND FS069 MICROSPHERE TECHNOLOGY

     Both ALBUNEX-Registered Trademark- and FS069 are ultrasound contrast imaging agents consisting of gas-filled human albumin microspheres manufactured using MBI's proprietary process. They are injected into an arm vein and pass through the bloodstream to the right atrium and ventricle of the heart, where they are pumped through the lungs and into the left atrium and ventricle of the heart. The left ventricle is the chamber of the heart that pumps oxygenated blood arriving from the lungs out to the rest of the body and is the portion of the heart that is of the greatest clinical interest in the diagnosis of heart disease.

     ALBUNEX-Registered Trademark- microspheres are air-filled, while FS069 microspheres are filled with an insoluble gas, perfluoropropane. The use of ALBUNEX-Registered Trademark- and FS069 as ultrasound imaging contrast agents relies on the greater acoustic reflectivity of the microspheres relative to blood, which does not reflect sound waves well and is effectively invisible to ultrasound imaging, and relative to the tissues to which the blood carries the microspheres. Areas where ALBUNEX-Registered Trademark- or FS069 are present will appear brighter and clearer than areas where no agent is present. The contrast effect between the blood containing the microspheres and the surrounding tissues enhances the ability to detect blood flow using ultrasound imaging and permits the resolution of subtle differences in the density of the target tissue structures.

     ALBUNEX-Registered Trademark- consists of a 5% albumin solution (in saline) in which the air-filled microspheres are suspended. Human albumin is a protein extracted from human blood which has been used as a blood expander for many years. ALBUNEX-Registered Trademark- is compatible with the human body and is rapidly metabolized by the liver, and has been given to over 10,000 patients worldwide with no clinically significant side effects. FS069, which uses a 1% albumin solution, has exhibited a safety profile in clinical studies equivalent to that of ALBUNEX-Registered Trademark-.

ALBUNEX-Registered Trademark-

     ALBUNEX-Registered Trademark- is the first and only ultrasound contrast imaging agent approved by the FDA. It was approved for marketing in the United States in August 1994 for intravenous use to assess cardiac function in suboptimal (diagnostically inconclusive) echocardiograms. ALBUNEX-Registered Trademark- was approved for marketing in Japan in October 1993 and launched shortly thereafter by Shionogi & Co., Ltd. ("Shionogi"). In February 1996 the Committee for Proprietary Medicinal Products of the European Agency for the Evaluation of Medicinal Products recommended the approval of ALBUNEX-Registered Trademark- (as developed by MBI's former marketing partner Nycomed Imaging AS) for marketing authorization in the European Union. See "Marketing and License Agreements" and "Government Regulation."

     In 10-15% of the echocardiograms performed annually in the United States, the location of the wall of the left ventricle, or "endocardial border," cannot be satisfactorily visualized or its location appears ambiguous. When sufficient numbers of ALBUNEX-Registered Trademark-microspheres reach the left ventricle, the acoustical reflectivity of ALBUNEX-Registered Trademark- in the chamber permits the endocardial border to be seen by defining the walls of the chamber, or "endocardial border delineation." This delineation in turn permits visualization of the movement of the walls of the chamber as the heart beats, or "regional wall motion." Information regarding endocardial border delineation and regional wall motion are important for diagnostic purposes. If the chamber walls appear thicker than normal or are not moving normally, it is a potential indicator that the surrounding heart muscle is not receiving sufficient blood or is abnormal in some other way, which, in turn, may indicate an infarction (heart attack), stenosis (partial blockage of an artery) or other abnormal condition.

     STRESS ECHO. ALBUNEX-Registered Trademark- is effective in assessing endocardial border definition and regional wall motion in only approximately 60% of patients with cardiovascular disease and other cardiac conditions when administered under resting conditions. The Company believes that ALBUNEX-Registered Trademark- improves the assessment of cardiac function in a significantly greater percentage of patients in "stress echo" exams. A "stress echo" exam is an echocardiogram in which the patient is subjected to a treadmill or other stimulus that increases his or her heart rate. The Company believes that the enhanced efficacy of ALBUNEX-Registered Trademark-using stress echo is explained by the faster passage of ALBUNEX-Registered Trademark- through the lungs to the left ventricle in the course of a stress echo exam which allows more ALBUNEX-Registered Trademark- microspheres to reach the heart chamber.

     Approximately 900,000 stress echo exams were performed in the United States in 1994, of which approximately 15-20% resulted in suboptimal images. The Company believes that Mallinckrodt will begin a post-approval study in 1996 with 300-500 patients to assess the cost-effectiveness of using ALBUNEX-Registered Trademark- in all stress echo exams. This pharmacoeconomic study would be designed to determine whether the increased cost of using ALBUNEX-Registered Trademark- routinely in stress echo exams will be exceeded by the savings realized through eliminating additional, more expensive diagnostic procedures when they otherwise appear to be warranted by false-positive or inconclusive readings of the stress echo exams.

     FALLOPIAN TUBE PATENCY. MBI and Mallinckrodt have identified fallopian tube patency ("FTP") as a promising radiology application for ALBUNEX-Registered Trademark-. Physicians attempting to diagnose female infertility must determine whether the fallopian tubes are patent (open) or occluded (blocked). The two primary procedures used to assess

FTP are hysterosalpingography ("HSG") and chromolaparoscopy. HSG involves the injection of an x-ray contrast agent or dye into the uterus to allow observation and evaluation by x-ray of the flow through the fallopian tubes.

     This procedure exposes the patient to radiation, which may cause an adverse reaction, and also frequently requires sedation or anesthesia. If HSG is inconclusive, a chromolaparoscopy may be ordered. This procedure exposes the patient to the risk of bleeding, infection, injury to internal structures, and reaction to the anesthetic.

     ALBUNEX-Registered Trademark- may permit the use of ultrasound imaging to assess FTP, potentially avoiding both surgery and the introduction of radiation into the patient's reproductive system. Mallinckrodt is currently evaluating the results of its Phase 3 clinical trials of ALBUNEX-Registered Trademark- in the United States for FTP, and the Company believes that Mallinckrodt will file for FDA approval during the second half of 1996.

   FS069

     FS069 consists of perfluoropropane-filled albumin microspheres of approximately the same size and concentration as ALBUNEX-Registered Trademark-. Because perfluoropropane is insoluble in blood, FS069's microspheres have greater durability and remain intact in the bloodstream for over 5 minutes, versus 35 to 40 seconds for ALBUNEX-Registered Trademark-. This greater durability permits more of the microspheres to pass from the right side of the heart, through the microvasculature of the lungs, and into the left side of the heart. As a result, FS069 is superior to ALBUNEX-Registered Trademark- in its ability to measure endocardial border delineation and regional wall motion using ultrasound. More importantly, the durability of the FS069 microspheres allow them to circulate into the heart muscle, thus permitting the assessment of myocardial perfusion using ultrasound.

     CARDIAC FUNCTION. The Company believes that FS069 will be more effective than ALBUNEX-Registered Trademark- in visualizing blood flow in the chambers of the heart, including the delineation of endocardial borders and the assessment of regional wall motion. The Company expects that its clinical studies will demonstrate a high success rate for this indication in cases of suboptimal chamber wall imaging in both stressed and non-stressed patients. The Company believes that this level of efficacy will be achieved at a much lower dose than is required for ALBUNEX-Registered Trademark-, with an equivalent safety profile. The Company has completed enrollment for its Phase 3 clinical studies using FS069 for cardiac function.

     MYOCARDIAL PERFUSION. Clinical studies indicate that the longer circulation time of FS069's perfluoropropane-filled microspheres allows a physician to assess myocardial perfusion using ultrasound. The Company conducted a Phase 1 safety study which demonstrated a safe dosing range of many times the expected efficacious dose and also showed myocardial perfusion in healthy patients using a dose as low as 0.5 cc, versus 10-20 cc for an efficacious dose of ALBUNEX-Registered Trademark- to assess cardiac function. Preliminary analysis of Phase 2 results indicated a 92% concordance between diagnoses of patients with known or suspected heart disease made using dipyridamole-stress nuclear imaging, the current perfusion "gold standard," and dipyridamole-stress harmonic ultrasound imaging using FS069. The Company's remaining Phase 2 and future Phase 3 studies will be designed to evaluate, among other things, myocardial perfusion in cardiac patients using ultrasound at both fundamental and harmonic frequencies.

     Myocardial perfusion is important because it provides oxygenated blood to the heart muscle. If FS069 is not detected in a portion of the heart muscle, or not detected with the expected level of intensity, it means that a portion of the muscle is not receiving enough blood ("ischemia"). This finding may be diagnostic of several conditions, including coronary arterial stenosis and myocardial infarction.

     The ability rapidly to assess the condition of the heart using FS069 may also prove efficacious and cost-effective in the emergency room and in the subsequent treatment of heart attacks. For example, a patient arriving at the emergency room complaining of chest pain may be quickly assessed using ultrasound with FS069. If no perfusion defect is seen in the heart, a myocardial infarction may be ruled out. Where a perfusion defect is detected using FS069, the Company believes that information regarding its severity, size and location may assist the physician in determining the patient's condition. A patient with an extensive infarction may be sent immediately for an angiogram and even emergency angioplasty. A patient with a less severe infarction may be given a thrombolytic (clot-dissolving) agent. This patient may then undergo an additional FS069 echocardiogram to see whether the affected area of the heart muscle has reperfused; that is, whether the thrombolytic agent was successful in treating the condition. If the FS069 echocardiogram shows that the muscle has reperfused, the physician would not have to order any additional emergency procedures and conventional treatment might begin. Subsequent FS069 echocardiograms may be used to assess the effectiveness of the post-emergency-room treatment; for example, how the heart muscle has responded to different medications, changes in diet, exercise program, weight loss and other therapies.

     The Company believes that the assessment of myocardial perfusion may also be important in screening high-risk patients prior to general surgery or other potentially stressful treatment regimens. For example, a surgeon may wish to assess whether an elderly or weakened patient is capable of surviving the particular surgery or treatment without a cardiac incident. An FS069 echocardiogram may be safely administered to assist the physician in making this determination.

     RADIOLOGY INDICATIONS. The stability of the FS069 microspheres renders the product potentially suitable for a much greater range of indications than ALBUNEX-Registered Trademark-. In preclinical studies, FS069 has been shown to perfuse the liver, permitting the detection of tumors and lesions using ultrasound. Preliminary animal studies have shown FS069 is able to perfuse the kidneys, ovaries, prostate, testes and peripheral intracranial vessels. Clinical studies are planned to evaluate the use of FS069 in the detection of liver pathology relative to the current imaging "gold standard" for analyzing liver pathology.

     FS069 enjoys several other potential advantages. In clinical studies, FS069 has achieved greater efficacy at a fraction of the dose of ALBUNEX-Registered Trademark- required for the assessment of cardiac function. The Company expects that this low dosage will make FS069 attractive to the patient as well as the doctor. In addition, FS069 uses a 1% albumin solution, compared to a 5% albumin solution required for ALBUNEX-Registered Trademark-. The lower dose required and the lesser amount of albumin used may lower MBI's per-unit manufacturing cost and may allow for the production of more doses of FS069 than ALBUNEX-Registered Trademark- using equivalent manufacturing capacity. The stability of the FS069 microsphere also makes the product easier to manufacture than ALBUNEX-Registered Trademark-.

ORALEX-Registered Trademark-

     The Company is developing ORALEX-Registered Trademark-, an oral ultrasound contrast agent intended to enhance images of the abdomen, including the small bowel, stomach lining and structures adjoining the stomach, in particular the pancreas.

     Gas in the stomach interferes with ultrasound images of the abdominal area by reflecting nearly all of the sound waves. If the ultrasound "noise" caused by this gas can be removed, the stomach wall can be more effectively visualized and the stomach itself can become an "acoustic window" to organs next to it which are difficult to visualize, such as the pancreas. ORALEX-Registered Trademark- is a polydextrose solution which is administered orally and which may displace gas in the stomach for up to 30 minutes. This period of displacement could be sufficient to permit effective ultrasound imaging. The Company is evaluating the use of ORALEX-Registered Trademark- to make ultrasound imaging as useful for diagnostic purposes as costlier and more complex procedures such as CT and more invasive procedures such as endoscopy.

     The ability to view the pancreas is of particular interest to physicians because pancreatic cancer is very difficult to detect at an early stage, and current imaging modalities are not effective for this purpose. By the time pancreatic cancer tumors are sufficiently large to be detected using CT, for example, the cancer has progressed to the point where the patient's condition is terminal. In 1993, there were approximately 25,000 deaths in the United States from pancreatic cancer.

     ORALEX-Registered Trademark- is presently in a Phase 2 safety and efficacy study. This study, which is expected to be completed by the end of 1996, is designed to evaluate the use of ORALEX-Registered Trademark- for the visualization of the stomach lining and the early detection of pancreatic disease. An earlier Phase 1 study did not reveal any clinically significant side effects.

     The Company is seeking a new marketing and development partner for ORALEX-Registered Trademark-. See "Item 3 -- Legal Proceedings." Because of the Company's primary commitment to ALBUNEX-Registered Trademark- and FS069, it has determined that it will begin Phase 3 clinical trials for ORALEX-Registered Trademark- only when it has found a collaborative partner to fund a significant portion of the necessary clinical and regulatory activities. The Company is in active discussions with one company that has expressed a serious interest in licensing ORALEX-Registered Trademark-.

   OTHER RESEARCH AND DEVELOPMENT

     The Company's research and development activities seek improvements to existing products and development of new contrast agents. The Company also continues to develop process improvements to secure the efficient supply of its products for developmental and commercial use.

     The Company has identified a non-ultrasound imaging agent employing iodinated triglycerides ("ITG") to target hepatocytes (liver cells) to provide a site-specific contrast agent for CT, which is not effective in identifying the very early stages of liver cancer even with the use of traditional iodinated x-ray contrast agents. The Company believes that ITG may have the potential to be a contrast agent that would make consistent early identification by CT possible. The Company holds an exclusive license from the University of Michigan for patents relating to the ITG technology which requires the Company to exercise diligence in the development and commercialization of ITG. In view of this contractual requirement, if the Company does not enter into a collaborative development relationship with a partner and determines that it will no longer invest its own resources in the development of ITG, the Company's license from the University of Michigan will terminate. At present, the Company continues to develop the product.

MARKETING AND LICENSE AGREEMENTS

     MALLINCKRODT MEDICAL, INC. MBI's distribution agreement with Mallinckrodt forms the basis of its product development and marketing program for ALBUNEX-Registered Trademark- and FS069.

     In December 1988, the Company entered into a distribution agreement with Mallinckrodt granting it the exclusive marketing and distribution rights for ALBUNEX-Registered Trademark- and gas-filled albumin microspheres in North and South America. Mallinckrodt paid the Company $6.0 million and agreed to pay the Company a further $21.0 million based on the successful completion of certain product development and regulatory milestones. Mallinckrodt also paid the Company $3.0 million for 181,818 unregistered shares of the Company's Common Stock. Under the distribution agreement, the Company is responsible for conducting clinical trials and securing regulatory approvals of the licensed products in the United States for cardiac indications, and Mallinckrodt is responsible for conducting clinical trials and securing regulatory approvals in the United States for non-cardiac indications and is responsible for conducting all clinical trials and securing approvals in the other countries in Mallinckrodt's territory. The Company manufactures all licensed products for sale to Mallinckrodt at a price generally equal to 40% of Mallinckrodt's quarterly average selling price to end users. If the Company declines to manufacture ALBUNEX-Registered Trademark- or FS069 for Mallinckrodt because the quarterly average selling price falls below a level specified in the Company's distribution agreement with Mallinckrodt or the proposed initial price in a new market or for a new indication is below the specified level, or if the Company is unable to manufacture ALBUNEX-Registered Trademark- or FS069 in sufficient quantities to satisfy Mallinckrodt's orders on a timely basis, Mallinckrodt may exercise certain contingent manufacturing rights. MBI will receive a royalty of 5-10% on Mallinckrodt's sales of ALBUNEX-Registered Trademark- or FS069 which Mallinckrodt has manufactured. The distribution agreement lasts for the life of the licensed patents and, prior to amendment in September 1995, granted Mallinckrodt exclusive rights for five years following the first commercial sale of ALBUNEX-Registered Trademark- in the United States, after which MBI was granted the assignable right to co-market the licensed products. In accordance with the distribution agreement, the Company undertook to acquire license rights from a third party to a United States patent for certain related technology. The Company acquired these rights in February 1991, and in connection with this acquisition the Company and

Mallinckrodt agreed to pay royalties to the licensor of 0.8% and 1.2%, respectively, on the net sales of ALBUNEX-Registered Trademark- in the United States.

     The Company's relationship with Mallinckrodt was strengthened and expanded in September 1995 when the parties entered into an amended distribution agreement. The amended agreement expands the geographic scope of Mallinckrodt's exclusive right to market the licensed products to include all of the countries of the world other than those covered by the Company's license agreements with Shionogi and Nycomed and extends the duration of Mallinckrodt's exclusive rights to the later of July 1, 2003 or three years after the date that the Company obtains approval from the FDA to market FS069 for an intravenous myocardial perfusion indication. Mallinckrodt agreed to pay the Company $20.0 million over four years beginning in October 1995 to support clinical trials of FS069, related regulatory submissions and associated product development and to pay up to an additional $14.5 million upon the satisfaction of certain territorial and product development milestones. Under a related investment agreement, Mallinckrodt purchased 1,118,761 shares of the Company's Common Stock for $13.0 million at a premium of 40% above the then-prevailing market price. The amended distribution agreement requires the Company to spend at least $10.0 million for clinical trials to support regulatory filings with the FDA for cardiac indications of FS069. The Company's expenditures will be made in accordance with the directions of a joint steering committee which the Company and Mallinckrodt have established in order to coordinate the development and regulatory approval of FS069.

     In addition, the amended distribution agreement grants the Company the option to repurchase all of the shares of the Company's Common Stock that Mallinckrodt purchased under the related investment agreement for $45.0 million, subject to various price adjustments. This option is exercisable from the later of July 1, 2000, or the date that the FDA approves FS069 for a myocardial perfusion indication, through the later of the third anniversary of such approval or June 30, 2003. If the Company exercises this option, the Company or its assignee may co-market licensed products in all of the countries covered by the amended distribution agreement.

     SHIONOGI & CO., LTD. In March 1989, the Company entered into a license and cooperative development agreement with Shionogi, of Osaka, Japan. Under this agreement, the Company granted Shionogi exclusive marketing and distribution rights for ALBUNEX-Registered Trademark- and other gas-filled albumin microsphere products in Japan, Taiwan and South Korea. Shionogi paid the Company $10.0 million and agreed to pay a further $21.0 million (of which $13.0 million had been received as of March 31, 1996) over the next several years based on Shionogi's successful completion of certain product development and regulatory milestones. Under the agreement as amended, the Company manufactures the ALBUNEX-Registered Trademark- to be marketed and distributed by Shionogi for which Shionogi pays MBI 30% of the product price to end users. The agreement extends until the later of expiration of the last to expire of the licensed patents or 15 years after the date that ALBUNEX-Registered Trademark- was first offered for sale in Japan. Shionogi's rights are exclusive through October 1999, after which the Company has the assignable right to co-market the licensed products in Shionogi's territory, subject to Shionogi's right of first refusal to match the terms of any proposed transaction with an assignee of those rights.

     The Company is currently engaged in a dispute with Shionogi. In April 1996, the Company and Shionogi filed cross-demands for arbitration of their respective claims against each other. The Company is seeking in excess of $45 million in compensatory and consequential damages plus punitive damages for Shionogi's breach of the MBI-Shionogi license and cooperative development agreement. Shionogi is seeking in excess of $37 million plus punitive damages on its claim that MBI has breached the agreement. The Company's dispute with Shionogi may have the effect of interrupting or suspending sales of ALBUNEX-Registered Trademark- in Japan (approximately $264,000 in revenue to the Company for the fiscal year ended March 31, 1996), of further delaying the marketing of ALBUNEX-Registered Trademark- in South Korea and Taiwan, and of further delaying the development of FS069 throughout Shionogi's territory, and carries with it the risk of monetary damages being awarded against the Company. See "Item 3 -- Legal Proceedings."

     NYCOMED IMAGING AS. In December 1987, the Company entered into a license agreement with Nycomed's predecessor, Nycomed AS, of Oslo, Norway. Under this agreement, the Company granted Nycomed exclusive developmental, manufacturing, and marketing rights for ALBUNEX-Registered Trademark- and other gas-filled albumin microsphere ultrasound imaging agents in the territory comprising Europe, the former Soviet Union, Africa and the Middle East. India was later added to this territory. While Nycomed performed substantial manufacturing and clinical development work on ALBUNEX-Registered Trademark- (called "Infoson" by Nycomed), the Company and Nycomed concluded that their respective strategic interests were best served by the Company's reacquisition of Nycomed's product rights, and in October 1995 the parties entered into an amendment of their agreement that effectively returned these rights to the Company. The Company agreed to pay Nycomed $2.7 million plus 45% of any amounts in excess of $2.7 million that the Company receives in payment for the transfer of marketing rights in the former Nycomed territory to a third party. The
Company also agreed to pay Nycomed a royalty of 2 1/2% on the first $30.0 million of annual sales of licensed products and 3 1/2% on any annual sales in excess of $30.0 million.

     The Company is in negotiations with a large pharmaceutical company for the transfer of exclusive marketing rights in Nycomed's former territory.

     FEINSTEIN LICENSE. In November 1986, the Company entered into a license agreement under which it acquired the exclusive right to develop, use and sell any products derived from patents and applications owned by Stephen B. Feinstein, M.D. covering sonicated gas-filled albumin microspheres used for imaging and any future related patents and applications. In June 1989, this agreement was restructured. The Company paid the licensor $4.5 million as an additional license fee and $2.0 million as a prepayment of royalties to be earned on the first $66.7 million of sales of the licensed products in the United States, and the royalty rate on sales of licensed products was reduced from 6% to 3% on worldwide net sales by the Company (and United States sales by a sublicensee) and from 2 1/2% to 1 1/2% on net sales by sublicensees outside of the United States. Under the restructured agreement, the Company is required to pay minimum royalties each year, increasing from $100,000 in 1994 to $600,000 in 1999 and subsequent years.

     ITG AGENT. In November 1991, the Company entered into an exclusive license agreement with the University of Michigan for certain patents relating to the Company's ITG CT agent under development. The Company paid a license fee of $20,000 and pays an annual license maintenance fee of $15,000. The Company agreed to pay a royalty of from 2 1/2% to 6% on net sales of licensed products, depending upon the jurisdiction and status of the particular product, and also agreed to make annual minimum royalty payments increasing from $25,000 to $150,000.

ULTRASOUND PATENTS AND TRADEMARKS

     MBI considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive patent and trademark prosecution program for its products in the United States and in other countries where it believes that significant market opportunities exist.

     MBI has licensed the seminal gas-filled sonicated albumin microsphere patents, including numerous foreign equivalents, from Stephen B. Feinstein, M.D. See "Business -- Marketing and License Agreements." MBI owns additional patents covering ALBUNEX-Registered Trademark- that broaden the original Feinstein product coverage and certain of such patents cover MBI's continuous flow sonication manufacturing process. The European equivalent of these patents was challenged in an opposition proceeding brought by Andaris Ltd. In January 1996, the opposition was decided in MBI's favor. Andaris has appealed the decision. Andaris has also filed an opposition against MBI's ALBUNEX-Registered Trademark- patent composition in Europe and Andaris, Bracco Research SA and Eiichiro Awai have filed a similar opposition in Japan. No hearing date has been set in these latter two oppositions.

     MBI has also filed several United States and foreign patent applications relating specifically to FS069 and associated products. The Company has received notices of allowance of certain of the United States applications. MBI is not aware of any adverse proceedings relating to these FS069 applications anywhere in the world.

     In addition, MBI has received a notice of allowance of a patent covering its method of manufacturing gas-filled albumin microspheres using a milling process currently in development. The Company believes this process may be more reliable and efficient than the sonication process that it presently uses.

     The last-to-expire of MBI's key United States patents covering ALBUNEX-Registered Trademark- and FS069 expires in 2008, subject to the payment of any required maintenance fees. Subject to the outcome of the oppositions described above, the last-to-expire of MBI's key European patents covering ALBUNEX-Registered Trademark- and FS069 expires in 2009. If patents issue on currently-pending applications in the United States and Europe, MBI's patent protection for FS069 may be extended beyond 2008 and 2009, respectively.

     MBI also owns a United States patent which covers ORALEX-Registered Trademark-. Its foreign equivalents are pending.

     MBI has filed patent applications on several discovery and early-stage developmental products. MBI is uncertain whether these applications will result in issued patents or whether the products covered thereby will be commercialized or commercially successful.

     An issued patent grants to the owner the right to exclude others from practicing the inventions claimed therein. In the United States, a patent filed before July 8, 1995, is enforceable for 17 years from the date of issuance or 20 years from the deemed date of filing, whichever is longer. Patents based on applications filed from July 8, 1995 expire 20 years from the deemed date. The General Agreement on Tariffs and Trade provides that patents whose applications were filed on or after June 8, 1996 are effective for 20 years from filing. This new rule is generally regarded as unfavorable to pharmaceutical companies, where the time period between patent filing and commercialization of the patented product may be delayed many years because of the lengthy development cycle and regulatory process. Some jurisdictions, including the United States, permit pharmaceutical patent holders to seek extensions of their patents for products subject to the regulatory process. However, there are significant limitations to this benefit. MBI has sought to take advantage of patent term extension procedures for its core patents and has been awarded extensions in some jurisdictions. There can be no assurances, however, that regulatory delay, or the failure of patent term extensions to issue, will not diminish the effectiveness of the protection that MBI receives from its patents.

     The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that any claims which are included in pending or future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate one or more of MBI's products, or design around patents that may be issued to MBI. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceeding. Any litigation or administrative proceeding could result in substantial cost to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

     The commercial success of the Company also will depend in part on the Company's not infringing patents issued to competitors. There can be no assurance that patents belonging to competitors will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. The Company is aware of three U.S. patents with respect to which no assurance can be given that any ultrasound product of the Company does not infringe under the doctrine of equivalents. Litigation may be necessary to defend against infringement claims or to determine the scope and validity of others' proprietary rights in court or in an administrative proceeding. Any litigation or administrative proceeding could result in substantial cost to the Company and distraction of the Company's management. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company would be able to license the other technology rights that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, to determine the priority of inventions or patent applications the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or in proceedings before foreign agencies, any of which could result in substantial costs to the Company and distraction of the Company's management.

     The Company has obtained registered trademarks for ALBUNEX-Registered Trademark- and ORALEX-Registered Trademark- in the United States and in selected countries outside of the United States. There can be no assurance that the registered or unregistered trademarks or trade names of the Company will not infringe upon the rights of third parties. The requirement to change the trademarks or trade names of the Company could entail significant expenses and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies on unpatented trade secrets, proprietary know-how and continuing technological innovation which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees, vendors, investigators and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets or knowhow will not otherwise become known or independently discovered by third parties.

MANUFACTURING

     The Company manufactures ALBUNEX-Registered Trademark- for commercial sale in the United States and Japan in its aseptic plant at its principal San Diego facility. The plant employs the Company's patented continuous-flow sonication process in which air is introduced to the sterile albumin solution and the mixture is subjected to high-energy sound waves. This treatment denatures the albumin protein and facilitates a process known as "cavitation" in which the stable air-filled microspheres are created. The Company believes that its current facilities will provide sufficient production capacity for ALBUNEX-Registered Trademark- for the foreseeable future. The Company has also recently completed construction of additional capacity at its aseptic plant for the production of FS069.

     The Company has been able to meet all orders for ALBUNEX-Registered Trademark- received to date from Mallinckrodt and Shionogi. Although occasional production difficulties have been experienced, the Company believes these difficulties to be typical of the startup commercial-scale manufacture of any new product, especially one that relies on aseptic processes. The Company believes that its manufacturing reliability will continue to improve and that it will not experience any significant difficulty in manufacturing ALBUNEX-Registered Trademark- in compliance with the FDA's Good Manufacturing Practices.

     Pursuant to the Company's license agreement with Nycomed, Nycomed developed independent manufacturing capacity for Infoson . The Company is currently considering whether to enter into an agreement with Nycomed to supply Infoson to the Company or any new European marketing partner for commercialization in Europe. See "Business -- Marketing and License Agreements."

     The Company is also developing a method of manufacturing gas-filled albumin microspheres using a milling process. The Company believes that this process may be more reliable and efficient than the sonication process that it presently uses. The milling process is in an early stage of development, and there can be no assurance that the process will be successfully developed, that it can be successfully integrated with the Company's operations, or that the FDA will approve the process.

     The Company currently manufactures ORALEX-Registered Trademark- in a pilot-scale plant at one of the Company's San Diego facilities. The Company believes that this plant will be capable of supplying sufficient quantities of the product for all future clinical trials.

COMPETITION

     In general, competition in the field of contrast agents is based on such factors as product performance and safety, product acceptance by physicians, patent protection, manner of delivery, ease of use, price, distribution and marketing. The Company's products compete or may compete with new or improved contrast agents.

     The Company anticipates that it will face increased competition in the future as new products enter the market and advanced technologies become available. The Company expects to compete against a number of companies, many of which have substantially greater financial, technical and human resources than the Company and may be better able to develop, manufacture and market products. In addition, many of the Company's existing or potential competitors have extensive experience in research, preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing their products, or are allied with major pharmaceutical companies that can afford them these advantages. As a result, competitors may develop and introduce competitive or superior products more rapidly than the Company. While the Company was the first to obtain FDA approval of an ultrasound contrast agent, ALBUNEX-Registered Trademark-, the Company expects that one or more of these competitors will develop products that will be approved for an indication or indications covered by ALBUNEX-Registered Trademark- or FS069, including the assessment of cardiac function and myocardial perfusion. One or more of these products may prove superior to the Company's products or may be approved for sale prior to the approval for sale of FS069. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective than any products that may be developed by the Company. Competitive products may render the Company's technology and products obsolete or noncompetitive.

     Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and the regulatory approval process, gain reimbursement acceptance and supply commercial quantities of the product for distribution to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors in the market for ultrasound imaging agents are safety, efficacy, ease of delivery, reliability, innovation and price. The Company also believes that physician relationships and customer support are important competitive factors.

GOVERNMENT REGULATION

     The Company's diagnostic products are subject to substantial regulation by the FDA and comparable agencies in foreign countries. Pursuant to the federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, the FDA regulates the research, development, clinical testing, manufacture, labeling, distribution and promotion of medical products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal by the FDA to review premarket approval applications ("PMA"), withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts, and criminal prosecution.

     In the United States, medical devices are classified into one of three classes (Class I, II, or III) based on the controls deemed necessary by the FDA reasonably to assure their safety and efficacy. ALBUNEX-Registered Trademark- and FS069 have been classified as Class III devices, which means that they must receive extensive premarketing review in which their safety and efficacy will be evaluated, followed by formal approval by the FDA. There is no assurance that the FDA will continue to classify ALBUNEX-Registered Trademark- and FS069 as devices rather than as drugs, but the Company believes that it is likely that the device classification will continue for the foreseeable future.

     The process of obtaining FDA approval of new products like ALBUNEX-Registered Trademark-, FS069, and ORALEX-Registered Trademark-, involves many steps. Results of laboratory and animal tests to determine efficacy and safety, including potential toxicity, are submitted to the FDA as part of an application for an investigational device exemption ("IDE") before clinical trials on humans can begin. After completion of clinical trials, a PMA, in the case of medical devices, must be submitted to the FDA for review and approval before commercial marketing and sale may begin. In addition, a supplement to a PMA, including supporting clinical data, is required before a company may commercialize an approved medical device for a new indication.

     As Class III devices, ALBUNEX-Registered Trademark- and FS069 are required to undergo the PMA process. A PMA must be supported by valid scientific evidence which typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required, the sponsor of the trial is required to file an IDE with the FDA prior to beginning human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and the appropriate institutional review boards, human clinical trials may begin at a specific sites with a specific number of patients, as specified in the approved protocol. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make any change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

     In addition to the results of clinical trials, the PMA must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any relevant training methods. Upon receipt of a PMA application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date that the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended as a result of the FDA asking for more information or for clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the review process, the FDA generally will conduct an inspection of the manufacturer's facility to ensure that the facilities are in compliance with the applicable Good Manufacturing Practices ("GMP") requirements.

     If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or, in some cases, an "approvable letter" containing a number of conditions which must be met in order to obtain final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for the specified indications. If the FDA's evaluation of the PMA applications or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case PMA approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which approval has been sought by other companies have never been approved for marketing.

     Any devices manufactured or distributed by the Company pursuant to FDA or approvals are subject to pervasive and continuing regulations by the FDA and certain state agencies. The FDA often requires device manufacturers, including the Company in the case of ALBUNEX-Registered Trademark-, to conduct postmarketing surveillance studies following PMA approval to further evaluate the safety and effectiveness of the device. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated use for which the product may be marketed. In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufactures must comply. Product approvals could be withdrawn for failure to comply with regulatory standards or as a result of the occurrence of unforeseen safety or effectiveness problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current GMP requirements, which include testing, control and documentation requirements. The Company is also required to register with the FDA and with state agencies such as the California Department of Health Services as a medical device manufacturer and to list its products with the FDA. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affecting the timing of, future approvals or clearances.

     The FDA and equivalent foreign agencies have significant discretion in their conduct of each stage of the regulatory process. Adverse decisions are effectively unappealable, and agency delays are an unfortunate fact of life for companies they regulate.

     The Company also intends to sell ALBUNEX-Registered Trademark- and FS069 in foreign countries. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval and the FDA must approve the export of devices that require a PMA but are not yet approved domestically. ALBUNEX-Registered Trademark- is currently approved for export to Japan.

     ALBUNEX-Registered Trademark- was approved for commercial marketing and sale by the FDA in August 1994. It was approved for sale in Japan in October 1993, in Sweden in February 1994 and in the United Kingdom in August 1994. In February 1996 the Committee for Proprietary Medicinal Products ("CPMP") of the European Agency for the Evaluation of Medicinal Products recommended the approval of ALBUNEX-Registered Trademark- (in its Nycomed-developed Infoson version) for marketing authorization in the European Union, consisting of Germany, France, Belgium, Denmark, Spain, Greece, Ireland, Italy, Luxembourg and the Netherlands. Member countries generally follow the recommendation of the CPMP to allow marketing for the approved product, pending approval of labeling and, if applicable, pricing.

     Labeling, advertising and other and promotional activities are subject to scrutiny by the FDA and in certain instances by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses, sometimes called "off-label" uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities.

     The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     Changes in existing requirements or the adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect on the Company's business, financial condition, or results of operations.

THIRD PARTY REIMBURSEMENT

     In the United States, the Company's products will be purchased primarily by medical institutions which will then bill various third-party payors such as Medicare, Medicaid and other government programs and private insurance plans. In considering reimbursement for a new medical product, these payors must decide both whether to cover the product and how much to pay for it.

     In general, to be covered by Medicare, a health care product or service must be "reasonable and necessary" for the diagnosis or treatment of an illness or injury. This requirement has been interpreted to mean that the product or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving devices furnished pursuant to an FDA-approved clinical trial), and appropriate. Medicaid, Blue Cross and Blue Shield plans, commercial insurers and other third-party payors generally have limitations on coverage that are similar to those of Medicare.

     Even if a device has received approval or clearance for marketing by the FDA, there is no assurance that Medicare or other payor will cover the device or related services. Also, Medicare may place certain restrictions on the circumstances in which coverage will be available. In making such coverage determinations, the Health Care Financing Administration ("HCFA"), which administers the Medicare program, and HCFA's contractors consider, among other things, peer-reviewed articles concerning the safety and effectiveness of the device, the opinions of medical specialty societies, and input from the FDA, the National Institutes of Health, and other government agencies. There is no assurance that the Company's products will be covered by Medicare and other third-party payors.

     Failure by hospitals and physicians to receive what they consider to be adequate reimbursement for procedures in which the Company's products are used would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of March 31, 1996, the Company had 136 full-time employees, including 6 officers. Approximately 34 of the Company's employees were involved directly in scientific research and development activities. Of these employees, 14 held Ph.D. or M.D. degrees. The Company considers its relations with its employees to be good, and none of its employees is a party to a collective bargaining agreement.

ITEM 2.  PROPERTIES

     The Company's corporate offices and laboratory, manufacturing and warehouse facilities occupy a total of 62,800 square feet in San Diego, California. The Company owns a 44,000 square-foot building purchased in 1989 and leases an additional 18,800 square-foot facility under an agreement expiring in October 1997. The Company has entered into a new lease commencing in October 1997 for the space it currently occupies plus an additional 35,912 square feet (54,712 square feet total) expiring in September 2002. The Company anticipates that these facilities will be sufficient to meet its needs into the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently engaged in a dispute with Shionogi, the Company's marketing partner for ALBUNEX-Registered Trademark- and FS069 in Japan, Taiwan and South Korea. Negotiations between the parties to resolve their dispute by terminating the license and cooperative development agreement on mutually acceptable terms were unsuccessful. In February and March 1996, Shionogi and the Company respectively served each other with notices of breach of the agreement, and in early April 1996, Shionogi purported to terminate the agreement. On April 11, 1996, Shionogi filed a demand with the American Arbitration Association ("AAA") for arbitration of Shionogi's claim for damages in excess of $37 million, representing Shionogi's license fees paid under the MBI-Shionogi license and cooperative development agreement and associated development expenses for ALBUNEX-Registered Trademark-, plus punitive damages. Shionogi claims that the Company failed to provide Shionogi with ALBUNEX-Registered Trademark-meeting the required quality and performance standards and that the Company wrongfully attempted to withhold rights to

FS069 from Shionogi. The Company believes that Shionogi's claims are without merit and that there is no factual or legal basis for any liability of the Company to refund any of the license fees paid by Shionogi or to reimburse any of Shionogi's ALBUNEX-Registered Trademark- development expenses. The Company's dispute with Shionogi may have the effect of interrupting or suspending sales of ALBUNEX-Registered Trademark- in Japan (approximately $264,000 in revenue to the Company for the fiscal year ended March 31, 1996), of further delaying the marketing of ALBUNEX-Registered Trademark- in South Korea and Taiwan and of further delaying the development of FS069 throughout Shionogi's territory, and carries with it the risk of monetary damages being awarded against the Company. On April 16, 1996, the Company filed a demand with the AAA for arbitration of the Company's claim for compensatory and consequential damages in excess of $45 million plus punitive damages for Shionogi's breach of the MBI-Shionogi license and cooperative development agreement. The Company claims that Shionogi breached its obligations under that agreement by failing diligently to develop the market for ALBUNEX-Registered Trademark- and FS069 in its territory, failing to make a required minimum payment of $3.0 million (less earned royalties paid) and delaying the commercialization of ALBUNEX-Registered Trademark- in its territory. The results of the arbitration proceedings cannot be predicted. It is possible that Shionogi could be awarded some portion or all of the damages that it is seeking. Moreover, there can be no assurance that the Company will be awarded all or any portion of the damages that it is seeking. A ruling adverse to MBI in the arbitration proceeding filed by Shionogi could have a material adverse effect on the Company's business, financial condition and results of operations. If Shionogi were awarded all of the damages that it is seeking, the Company would have difficulty meeting its anticipated capital requirements and might be required to reduce the scope of or eliminate its manufacturing activities, or attempt to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies or products that the Company would not otherwise relinquish. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     In May 1993, the Company entered into an exclusive license agreement with Bracco S.p.A. ("Bracco") of Milan, Italy for distribution rights to the Company's developmental oral contrast agent in Europe and the former Soviet Union. Bracco paid the Company a license fee of $2.0 million and agreed to perform certain developmental obligations in the territory in preparation to market the product. The licensed patents under the agreement did not anticipate the development of the product that eventually became ORALEX-Registered Trademark-. When ORALEX-Registered Trademark- was developed and appeared to the Company to be the agent of choice, Bracco declined the product and demanded rescission of the agreement and the return of its license fee. The Company denied Bracco's claims, and in January 1995 Bracco filed a demand for arbitration. The Company filed its own demand, claiming that Bracco had breached the agreement because it had acquired rights to a competing agent. In November 1995, an arbitrator awarded Bracco $1.7 million plus approximately $274,000 in interest through March 29, 1996. The Company's initial appeal of the decision was unsuccessful but a further appeal is pending. The amount awarded has been paid to Bracco pending the outcome of this further appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information concerning the names, ages and titles of the Company's executive officers as of March 31, 1996 and, with the exception of Steven Lawson, as of the date of this report, is included in accordance with General Instruction G(3) of Form 10-K:

NAME                         AGE  POSITION

Kenneth J. Widder, M.D. . . . .  43   Chairman of the Board, Chief
                                      Executive Officer

Bobba Venkatadri. . . . . . . .  52   President and Chief Operating Officer

Gerard A. Wills . . . . . . . .  39   Vice President, Finance; Chief Financial
                                      Officer

Steven Lawson . . . . . . . . .  44   Vice President, Legal Affairs; General
                                      Counsel

James L. Barnhart,Ph.D. . . . .  53   Vice President, Research and Development

Allan H. Mizoguchi, Ph.D. . . .  51   Vice President, Clinical and Regulatory
                                      Affairs

     KENNETH J. WIDDER, M.D., a founder of the Company, has served as the Company's Chairman of the Board and Chief Executive Officer since July 1981. He currently serves as a director of Titan Pharmaceuticals, Wilshire Technologies, and Digivision, Inc.

     BOBBA VENKATADRI has served as the Company's President and Chief Operating Officer since October 1995. He served as Executive Vice President of the Pharmaceutical Division of Centocor, Inc., from September 1992 until he joined the Company, and as Vice President - Operations of Centocor's Pharmaceutical Division from March 1992 to September 1992. He was employed by Warner-Lambert Company from 1967 until February 1992, most recently serving as Senior Director, Pharmaceutical Operations, at its manufacturing facility in Vegabaja, Puerto Rico.

     GERARD A. WILLS has served as the Company's Vice President - Finance and Chief Financial Officer since January 1995. He served as the Company's Chief Financial Officer from August 1994 to September 1995 and as its Controller from February 1993 to August 1994. From 1990 until joining the Company in February 1993, Mr. Wills served as the Corporate Manager of Finance for Maxwell Laboratories, Inc. From 1986 through 1990 Mr. Wills was employed by Intermark, Inc. where he last served as the Corporate Controller.

     STEVEN LAWSON served as the Company's Vice President - Legal Affairs and General Counsel from January 1992 to May 1996. From 1981 until joining the Company, Mr. Lawson was a partner with the law firm of Johnson and Colmar in Chicago, Illinois. He resigned from the Company effective May 31, 1996.

     JAMES L. BARNHART, Ph.D., has served as the Company's Vice President - Research and Development since October 1992. He served as the Company's Director of Research and Development from February 1988 to October 1992. From 1979 until joining the Company in February 1988, Dr. Barnhart was an Associate Adjunct Professor at the Department of Radiology at the University of California, San Diego School of Medicine in La Jolla, California.

     ALLAN H. MIZOGUCHI, Ph.D., has served as the Company's Vice President - Clinical and Regulatory Affairs since July 1994. He joined the Company in June 1989 as Director of Clinical Trials and served as its Director of Clinical Research from April 1992 until February 1994 when he was appointed Executive Director, Clinical Affairs and Quality Assurance.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information on page 42 of the annual stockholders report for the year ended March 31, 1996 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data on page 21 of the annual stockholders report for the year ended March 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 26 of the annual stockholders report for the year ended March 31, 1996 are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements included on pages 27 through 41 of the annual stockholders report for the year ended March 31, 1996 are incorporated herein by reference.

     Quarterly Results of Operations on page 41 of the annual stockholders report for the year ended March 31, 1996 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors is incorporated in this report by reference to pages 2 through 4 of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be held on August 20, 1996 ("1996 Proxy Statement Information"). Information concerning executive officers is included in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to pages 7 through 12 of the Company's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership is incorporated in this report by reference to pages 5 through 6 of the Company's 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference to page 14 of the Company's 1996 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of MOLECULAR BIOSYSTEMS, INC. are filed as part of this Form 10-K and are included in the Annual Report to stockholders attached hereto as Exhibit 13.1 and incorporated herein by reference:

          Report of Independent Public Accountants

          Consolidated Balance Sheets at March 31, 1996 and 1995

          Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for the years ended March 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

(2) All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in the Annual Report to stockholders attached hereto as
          Exhibit 13.1.

(3) Exhibits - Exhibits marked with an asterisk are filed with this Report; all other Exhibits are incorporated by reference. Exhibits marked with a dagger are management contracts or compensatory plans or arrangements.

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

          10.4 Amendment to License and Cooperative Development Agreement dated June 15, 1989 between the Company and Nycomed. (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

          10.5 Amendment No. 3 to License and Cooperative Development Agreement dated October 24, 1995 between the Company and Nycomed Imaging AS. (Incorporated by reference from Exhibit
                 10.3 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 1995.)

          10.6 Distribution Agreement dated December 7, 1988 between the Company and Mallinckrodt, Inc. and related Investment Agreement dated December 7, 1988. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1989.)

          10.7 Amendment Agreement dated November 7, 1989 to Distribution Agreement dated December 7, 1988 between the Company and Mallinckrodt, Inc. (Incorporated by reference from Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1990).

          10.8 Letter Agreement dated February 1, 1991 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

          10.9 Amended and Restated Distribution Agreement dated September 7, 1995 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.)

          10.10 Investment Agreement dated September 7, 1995 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 1995.)

          10.11 Letter Agreement dated February 18, 1991 between the Company and Schering Aktiengesellschaft. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

          10.12 License and Cooperative Development Agreement dated March 2, 1989 between the Company and Shionogi & Co., Ltd. (Incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

          10.13 Exclusive License Agreement dated April 1, 1992 between the Company and The Regents of the University of California. (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

          10.14 License Agreement dated August 23, 1991 between the Johns Hopkins University, Towson State University and the Company. (Incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

          10.15 License Agreement dated November 11, 1991 between the Company and the Regents of the University of Michigan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

          10.16 Exclusive License Agreement dated July 31, 1990 between the Company and the Regents of the University of California, and Amendment Agreement dated April 1, 1992. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

          10.17 Non-Exclusive Patent License Agreement dated September 14, 1992 between the Company and Isis Pharmaceuticals, Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1992.)

          10.18  Settlement Agreement and Mutual General Release dated
                 August 28, 1992 between the Company and Gen-Probe Incorporated. (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1992.)

          10.19 License and Settlement Agreement dated May 19, 1994 between the Company, Kenneth J. Widder and James L. Barnhart and IMARx Pharmaceutical Corp. and Evan C. Unger. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

          10.20 Stipulation of Settlement dated February 14, 1994 between Robert Sherman, on behalf of himself and all others similarly situated and Kenneth J. Widder, et. al. (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

          10.21 License Option Agreement dated January 29, 1993 between the Company and Abbott Laboratories. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 29, 1993.)

          10.22 License and Collaborative Research Agreement dated December 10, 1992 among the Company, Dendritech Inc. and Michigan Molecular Institute. (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

          10.23 Research Agreement dated May 1, 1993 between the Company and Michigan Molecular Institute. (Incorporated by reference from
                 Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

          10.24* License Termination Agreement dated September 18, 1995 between
                 Dendritech, Inc., Michigan Molecular Institute and the Company.

          10.25 License and Distribution Agreement dated May 19, 1993 between the Company and Bracco S.P.A., Milan, Italy. (Incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

          10.26+ Molecular Biosystems, Inc. Pre-1984 Nonstatutory Stock Option
                 Plan. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

          10.27+ Molecular Biosystems,Inc.1984 Incentive Stock Option Plan and
                 1984 Nonstatutory Stock Option Plan, as amended by First and Second Amendments. (Incorporated by reference from Exhibit
                 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

          10.28+ Third and Fourth Amendments to Molecular Biosystems, Inc. 1984
                 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

          10.29+ Fifth Amendment to Molecular Biosystems, Inc. 1984 Incentive
                 Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended
                 March 31, 1990.)

          10.30+ Sixth and Seventh Amendments to Molecular Biosystems, Inc.
                 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

          10.31+ Eighth and Ninth Amendments to Molecular Biosystems, Inc. 1984
                 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

          10.32+ Form of Stock Option Agreement used with the Company's 1984
                 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

          10.33+ Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder, M. D. (Incorporated by reference from
                 Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

          10.34+ Molecular Biosystems, Inc. 1993 Stock Option Plan.
                 (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78572 on Form S-8, dated
                 May 3, 1994, filed on May 5, 1994.)

          10.35+ Form of Stock Option Agreement used with the Company's 1993
                 Stock Option Plan. (Incorporated by reference from Exhibit
                 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

          10.36+ Molecular Biosystems, Inc. 1993 Outside Directors Stock Option
                 Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78564 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

          10.37+ Form of Stock Option Agreement used with the Company's 1993
                 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

          10.38+ Employment Agreement dated October 1, 1992 between the Company and James L. Barnhart, Ph.D. (Incorporated by reference from
                 Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

          10.39+ Employment Agreement dated April 1, 1994 between the Company and Gerard A. Wills. (Incorporated by reference from Exhibit
                 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

          10.40+ Employment Agreement dated August 1, 1994 between the Company and Allan H. Mizoguchi. (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

          10.41*+ Employment Agreement dated November 1, 1995 between the
                  Company and Bobba Venkatadri.

          10.42*+ Separation Agreement effective September 8, 1995 between the Company and Kenneth R. Derry.

          10.43*+ Separation Agreement effective November 17, 1995 between
                  Company and Richard M. Stern.

          10.44*+ Consultant Agreement effective December 4, 1995 between the Company and Richard M. Stern.

          10.45*+ Separation Agreement effective May 10, 1996 as amended on
                  June 6, 1996 between the Company and Steven Lawson.

          10.46 Sublease dated February 6, 1992 between the Company and Sunward Technologies, California. (Incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

          10.47 Triple Net Lease dated June 19, 1995 between the Company and Radnor/Collins/Sorrento Partnership. (Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

          10.48 First Amendment to Lease dated July 15, 1994 between the Company and Principal Mutual life Insurance Company. (Incorporated by reference from Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

          10.49 Office Lease dated September 9, 1991 between the Company and The Principal Financial Group. (Incorporated by reference from
                 Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

          10.50 Sublease dated March 1, 1993 between the Company and Dow Chemical Company. (Incorporated by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

          10.51 Promissory note dated December 31, 1993 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit
                 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

          10.52* Second Amendment to Promissory note dated June 24, 1996 between the Company and James L. Barnhart.

          10.53 Promissory note dated December 31, 1993 between the Company and John W. Young. (Incorporated by reference from Exhibit
                 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

          10.54 Promissory note dated December 31, 1993 between the Company and Richard M. Stern. (Incorporated by reference from Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

          10.55 Amendment to Promissory noted dated December 31, 1994 between the Company and Richard M. Stern. (Incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

         13.1* The Company's Annual Report to Stockholders for the fiscal year ended March 31, 1996.

          19     Documents not previously filed are marked with an asterisk (*).

          24*    Consent of Arthur Andersen LLP.

(b)              REPORTS ON FORM 8-K DURING THE FOURTH QUARTER ENDED
                 MARCH 31, 1996

                 A Current Report on Form 8-K dated March 21, 1996, was filed on March 26, 1996, reporting that the Company and Shionogi & Co., Ltd. had exchanged notices of breach of their License and Cooperative Development Agreement dated March 1988.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 1996.

                                        MOLECULAR BIOSYSTEMS, INC.

                                        By: /s/ Kenneth J. Widder, M.D.
                                            ------------------------------------
                                                Kenneth J. Widder, M.D.
                                                Chairman of the Board and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                    TITLE                       DATE
              ---------                    -----                       ----

/s/ Kenneth J. Widder, M.D.     Chairman of the Board, Chief       June 28, 1996
- -----------------------------   Executive Officer and Director
 Kenneth J. Widder, M.D.        (Principal Executive Officer)


/s/ Bobba Venkatadri            President, Chief Operating         June 28, 1996
- -----------------------------   Officer
 Bobba Venkatadri


/s/ Gerard A. Wills             Vice President - Finance           June 28, 1996
- -----------------------------   and Chief Financial Officer
Gerard A. Wills                 (Principal Financial and
                                Accounting Officer)

/s/ Robert W. Brightfelt        Director                           June 28, 1996
- -----------------------------
 Robert W. Brightfelt


/s/ Charles C. Edwards, M.D.    Director                           June 28, 1996
- -----------------------------
 Charles C. Edwards, M.D.


/s/ Gordon C. Luce              Director                           June 28, 1996
- -----------------------------
 Gordon C. Luce

/s/ David Rubinfien             Director                           June 28, 1996
- -----------------------------
 David Rubinfien

/s/ David W. Barry, M.D.        Director                           June 28, 1996
- -----------------------------
 David W. Barry, M. D.

                              INDEX TO EXHIBITS

                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit Description                                                                                   Page

      Exhibits-Exhibits marked with an asterisk are filed with this Report;
      all other Exhibits are incorporated by reference. Exhibits marked with a dagger are management contracts or compensatory plans or arrangements.

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


                                                                                                   Sequentially
                                                                                                      Numbered
Exhibit Description                                                                                     Page
    10.3     License and Cooperative Development Agreement dated December 31, 1987 between the Company and Nycomed AS ("Nycomed"), and related Investment
             Agreement dated December 31, 1987, Registration Agreement dated December 31,
             1987 and Common Stock Purchase Warrant dated January 19, 1988.  (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K
             for the fiscal year ended March 31, 1988.)

    10.4     Amendment to License and Cooperative Development Agreement dated June 15,
             1989 between the Company and Nycomed.  (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
             1989.)

    10.5     Amendment No. 3 to License and Cooperative Development Agreement dated October 24,
             1995 between the Company and Nycomed Imaging AS. (Incorporated by reference from
             Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q/A  for the quarterly period ended December 31, 1995.)

    10.6     Distribution Agreement dated December 7, 1988 between the Company and Mallinckrodt,
             Inc. and related Investment Agreement dated December 7, 1988.  (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1989.)

    10.7     Amendment Agreement dated November 7, 1989 to Distribution Agreement dated December 7,
             1988 between the Company and Mallinckrodt, Inc. (Incorporated by reference from
             Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended
             March 31, 1990).

    10.8     Letter Agreement dated February 1, 1991 between the Company and Mallinckrodt Medical,
             Inc.  (Incorporated by reference from Exhibit 10.8 to the Company's Annual Report of
             Form 10-K for the fiscal year ended March 31, 1991.)

    10.9     Amended and Restated Distribution Agreement dated September 7, 1995 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.)



                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit Description                                                                                    Page
    10.10    Investment Agreement dated September 7, 1995 between the Company and Mallinckrodt
             Medical, Inc. (Incorporated by reference from Exhibit 10.2 to the Company's
             Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 1995.)

    10.11    Letter Agreement dated February 18, 1991 between the Company and Schering
             Aktiengesellschaft.  (Incorporated by reference from Exhibit 10.9 to the Company's
             Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

    10.12    License and Cooperative Development Agreement dated March 2, 1989 between the
             Company and Shionogi & Co., Ltd.  (Incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
             1989.)

    10.13    Exclusive License Agreement dated April 1, 1992 between the Company and The
             Regents of the University of California.  (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.14    License Agreement dated August 23, 1991 between the Johns Hopkins University, Towson
             State University and the Company.  (Incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.15    License Agreement dated November 11, 1991 between the Company and the Regents of the
             University of Michigan.  (Incorporated by reference from Exhibit 10.32 to the Company's
             Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.16    Exclusive License Agreement dated July 31, 1990 between the Company and the Regents of the University of California, and Amendment Agreement dated April 1, 1992.
             (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K
             for the fiscal year ended March 31, 1992.)

    10.17    Non-Exclusive Patent License Agreement dated September 14, 1992 between the Company and
             Isis Pharmaceuticals, Inc. (Incorporated by reference from Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)


                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit Description                                                                                    Page
    10.18    Settlement Agreement and Mutual General Release dated August 28, 1992 between the Company and Gen-Probe Incorporated.  (Incorporated by reference from
             Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

    10.19    License and Settlement Agreement dated May 19, 1994 between the Company, Kenneth J.
             Widder and James L. Barnhart and IMARx Pharmaceutical Corp. and Evan C. Unger.
             (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on
             Form 10-K for the fiscal year ended March 31, 1994.)

    10.20    Stipulation of Settlement dated February 14, 1994 between Robert Sherman, on behalf of himself and all others similarly situated and Kenneth J. Widder, et. al.
             (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on
             Form 10-K for the fiscal year ended March 31, 1994.)

    10.21    License Option Agreement dated January 29, 1993 between the Company and Abbott
             Laboratories. (Incorporated by reference from Exhibit 10.1 to the Company's
             Current Report on Form 8-K dated January 29, 1993.)

    10.22    License and Collaborative Research Agreement dated December 10, 1992 among the
             Company, Dendritech Inc. and Michigan Molecular Institute. (Incorporated by
             reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the
             fiscal year ended March 31, 1993.)

    10.23    Research Agreement dated May 1, 1993 between the Company and Michigan Molecular
             Institute.  (Incorporated by reference from Exhibit 10.18 to the Company's Annual
             Report on Form 10-K for the fiscal year ended March 31, 1993.)

    10.24*   License Termination Agreement dated September 18, 1995 between Dendritech, Inc.,
             Michigan Molecular Institute and the Company.

    10.25    License and Distribution Agreement dated May 19, 1993 between the Company and
             Bracco S.P.A., Milan, Italy.  (Incorporated by reference from Exhibit 10.19 to the
             Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)



                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit Description                                                                                    Page
    10.26+   Molecular Biosystems, Inc. Pre-1984 Nonstatutory Stock Option Plan.
             (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on
             Form 10-K for the fiscal year ended March 31, 1989.)

    10.27+   Molecular Biosystems,Inc.1984 Incentive Stock Option Plan and 1984 Nonstatutory
             Stock Option Plan, as amended by First and Second Amendments. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
             fiscal year ended March 31, 1988.)

    10.28+   Third and Fourth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock
             Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

    10.29+   Fifth Amendment to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan
             and 1984 Nonstatutory Stock Option Plan.  (Incorporated by reference from
             Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.)

    10.30+   Sixth and Seventh Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock
             Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

    10.31+   Eighth and Ninth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock
             Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

    10.32+   Form of Stock Option Agreement used with the Company's 1984 Incentive Stock Option
             Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from
             Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
             March 31, 1988.)

    10.33+   Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder,
             M. D. (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)



                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit Description                                                                                    Page
    10.34+   Molecular Biosystems, Inc. 1993 Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78572 on
             Form S-8, dated May 3, 1994, filed on May 5, 1994.)

    10.35+   Form of Stock Option Agreement used with the Company's 1993 Stock Option Plan.
             (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on
             Form 10-K for the fiscal year ended March 31, 1994.)

    10.36+   Molecular Biosystems, Inc. 1993 Outside Directors Stock Option Plan. (Incorporated
             by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78564
             on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

    10.37+   Form of Stock Option Agreement used with the Company's 1993 Outside Directors
             Stock Option Plan. (Incorporated by reference from Exhibit 10.35 to the Company's
             Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.38+   Employment Agreement dated October 1, 1992 between the Company and James L. Barnhart,
             Ph.D. (Incorporated by reference from Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

    10.39+   Employment Agreement dated April 1, 1994 between the Company and Gerard A. Wills.
             (Incorporated by reference from Exhibit 10.39 to the Company's Annual Report on
             Form 10-K for the fiscal year ended March 31, 1995.)

    10.40+   Employment Agreement dated August 1, 1994 between the Company and Allan H. Mizoguchi.
             (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on
             Form 10-K for the fiscal year ended March 31, 1995.)

    10.41*+  Employment Agreement dated November 1, 1995 between the Company and Bobba Venkatadri.

    10.42*+  Separation Agreement effective September 8, 1995 between the Company and Kenneth R. Derry.

    10.43*+  Separation Agreement effective November 17, 1995 between Company and Richard M. Stern.


                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit Description                                                                                    Page
    10.44*+  Consultant Agreement effective December 4, 1995 between the Company and
             Richard M. Stern.

    10.45*+ Separation Agreement effective May 10, 1996 as amended on June 6, 1996 between the Company and Steven Lawson.

    10.46   Sublease dated February 6, 1992 between the Company and Sunward Technologies,
            California.  (Incorporated by reference from Exhibit 10.27 to the Company's
            Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.47   Triple Net Lease dated June 19, 1995 between the Company and Radnor/Collins/Sorrento
            Partnership. (Incorporated by reference from Exhibit 10.43 to the Company's
            Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.48   First Amendment to Lease dated July 15, 1994 between the Company and Principal
            Mutual life Insurance Company. (Incorporated by reference from Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
            1995.)

    10.49   Office Lease dated September 9, 1991 between the Company and The Principal
            Financial Group. (Incorporated by reference from Exhibit 10.28 to the Company's
            Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.50   Sublease dated March 1, 1993 between the Company and Dow Chemical Company.
            (Incorporated by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

    10.51   Promissory note dated December 31, 1993 between the Company and James L.
            Barnhart. (Incorporated by reference from Exhibit 10.48 to the Company's
            Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.52*  Second Amendment to Promissory note dated June 24, 1996 between the Company and James L. Barnhart.

    10.53   Promissory note dated December 31, 1993 between the Company and John W.
            Young.  (Incorporated by reference from Exhibit 10.49 to the Company's Annual
            Report on Form 10-K for the fiscal year ended March 31, 1994.)


                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit Description                                                                                    Page
    10.54    Promissory note dated December 31, 1993 between the Company and Richard M.
             Stern. (Incorporated by reference from Exhibit 10.50 to the Company's Annual
             Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.55    Amendment to Promissory noted dated December 31, 1994 between the Company and
             Richard M. Stern.  (Incorporated by reference from Exhibit 10.52 to the Company's
             Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    13.1*    The Company's Annual Report to Stockholders for the fiscal year ended March 31,
             1996.

    19       Documents not previously filed are marked with an asterisk (*).

    24*      Consent of Arthur Andersen LLP.


 (b)         Reports on Form 8-K During the Fourth Quarter Ended March 31, 1996

             A Current Report on Form 8-K dated March 21, 1996, was filed on March 26,
             1996, reporting that the Company and Shionogi & Co., Ltd. had exchanged notices of breach of their License and Cooperative Development Agreement dated March 1988.
