Form 10-Q
period 1996-06-30
MOLECULAR BIOSYSTEMS INC
filed 1996-08-13
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                    X Yes No

         The number of shares outstanding of the issuer's common stock, $.01 par value, as of July 31, 1996 was 17,569,115 shares.

                 INDEX                                                   PAGE

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

        1. Consolidated Balance Sheets                                    3

           March 31, 1996 and June 30, 1996

        2. Consolidated Statements of Operations                          4

           Three Months Ended June 30, 1995 and 1996

        3. Consolidated Statements of Cash Flows                          5

           Three Months Ended June 30, 1995 and 1996

        4. Notes to Financial Statements                                  6

        Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     8


PART II -OTHER INFORMATION

        Item 1 - Legal Proceedings                                        11

        Item 2 - Changes in Securities                                    11

        Item 3 - Defaults Upon Senior Securities                          11

        Item 4 - Submission of Matters to a Vote of Securities Holders    11

        Item 5 - Other Information                                        11

        Item 6 - Exhibits and Reports on Form 8-K                         11

           (a) Exhibits
           (b) Reports on Form 8-K

        Signatures                                                        11

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                            June 30,
                                                                            March 31,         1996
                                                                               1996        (Unaudited)
                                                                            -----------   --------------
                                  ASSETS
Current assets:
    Cash and cash equivalents                                                 $ 12,542       $ 49,027
    Marketable securities, available-for-sale                                    8,028            273
    Accounts and notes receivable                                                  260            313
    License rights                                                               3,000          3,000
    Inventories                                                                    622            479
    Prepaid expenses and other assets                                              406            267
                                                                            -----------   ------------
         Total current assets                                                   24,858         53,359
                                                                            -----------   ------------

Property and equipment, at cost:
    Building and improvements                                                   14,158         14,169
    Equipment, furniture and fixtures                                            3,943          4,255
    Construction in progress                                                       941            791
                                                                            -----------   ------------
                                                                                19,042         19,215
    Less:  Accumulated depreciation and amortization                             5,322          5,624
                                                                            -----------   ------------

         Total property and equipment                                           13,720         13,591
                                                                            -----------   ------------

Other assets:
    Patents and license rights, net of amortization
        $917 and $977, respectively                                                297            267
    Certificate of deposit, pledged                                              3,000          3,000
    Other assets, net                                                            1,954          1,943
                                                                            -----------   ------------
         Total other assets                                                      5,251          5,210
                                                                            -----------   ------------

                                                                              $ 43,829       $ 72,160
                                                                            ===========   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                        $   1,262      $   1,262
    Accounts payable and accrued liabilities                                     3,964          2,482
    Compensation accruals                                                        1,031            524
                                                                            -----------   ------------
         Total current liabilities                                               6,257          4,268
                                                                            -----------   ------------

Long-term debt, net of current portion                                           8,610          8,296
                                                                            -----------   ------------

Commitments and contingencies (Note 2)

Stockholders' equity:
    Common Stock, $.01 par value, 20,000,000 shares
      authorized, 13,296,186 and 17,555,751 shares
      issued and outstanding, respectively                                         133            176
    Additional paid-in capital                                                  91,468        126,441
    Accumulated deficit                                                        (62,185)       (66,569)
    Unrealized loss on available-for-sale securities                                (6)            (4)
    Less notes receivable from sale of Common Stock                               (281)          (281)
    Less 18,970 shares of treasury stock, at cost                                 (167)          (167)
                                                                            -----------   ------------

         Total stockholders' equity                                             28,962         59,596
                                                                            -----------   ------------

                                                                              $ 43,829       $ 72,160
                                                                            ===========   ============

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands, except per share amounts)



                                                                   Three Months Ended
                                                                        June 30,
                                                                   1995          1996
                                                                ------------ -------------
                                                                       (Unaudited)
 Revenues:
   Revenues under collaborative agreements                       $      312    $    1,000
   Product revenues                                                      28           178
   License fees                                                          10             0
                                                                ------------ -------------
                                                                        350         1,178
                                                                ------------ -------------
Operating expenses:
   Research and development costs                                     3,196         2,636
   Costs of products sold                                               106         1,290
   Selling, general and administrative expenses                       1,588         1,765
                                                                ------------ -------------
                                                                      4,890         5,691
                                                                ------------ -------------

   Loss from operations                                              (4,540)       (4,513)

Interest expense                                                       (203)         (199)
Interest income                                                         225           328
                                                                ------------ -------------


Net loss                                                           $ (4,518)   $   (4,384)
                                                                ============ =============

Loss per common share                                             $   (0.37)  $     (0.30)
                                                                ============ =============

Weighted average common shares outstanding                           12,113        14,787
                                                                ============ =============

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                                                           Three Months Ended
                                                                                June 30,
                                                                          1995           1996
                                                                       ------------  -------------
                                                                              (Unaudited)
Cash flows from operating activities:
    Net loss                                                               $(4,518)    $   (4,384)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                           649            346
       Loss on disposals of property and equipment                              11              -
       Changes in operating assets and liabilities:
        Receivables                                                          2,653            (53)
        Inventories                                                           (157)           143
        Prepaid expenses and other assets                                      169            139
        Accounts payable and accrued liabilities                               541         (1,481)
        Compensation accruals                                                 (129)          (507)
                                                                       ------------  -------------

              Cash used in operating activities                               (781)        (5,797)
                                                                       ------------  -------------

Cash flows from investing activities:
    Purchases of property and equipment                                     (1,561)          (173)
    Proceeds from sale of property and equipment                                 7              0
    Additions to patents and license rights                                    (45)           (15)
    (Increase) decrease in other assets                                         (3)            11
    (Increase) decrease in marketable securities                              (215)         7,757
                                                                       ------------  -------------

              Cash provided by (used in) investing activities               (1,817)         7,580
                                                                       ------------  -------------

Cash flows from financing activities:
    Net proceeds from  public offering of Common Stock                           -         34,124
    Net proceeds from stock options exercised                                    -            892
    Principal payments on long-term debt                                       (75)          (314)
                                                                       ------------  -------------

              Cash provided by financing activities                            (75)        34,702
                                                                       ------------  -------------

Increase (decrease) in cash and cash equivalents                            (2,673)        36,485

Cash and cash equivalents, beginning of period                               3,882         12,542
                                                                       ------------  -------------

Cash and cash equivalents, end of period                                  $  1,209      $  49,027
                                                                       ============  =============

Supplemental cash flow disclosures:

    Interest income received                                             $     232    $       328
                                                                       ============  =============

    Interest paid                                                        $     202    $       198
                                                                       ============  =============


 NOTES TO FINANCIAL STATEMENTS


 (1)      Basis of Presentation-


          The Notes to the Consolidated Financial Statements of Molecular Biosystems, Inc. (the "Company") were submitted with the Company's Form 10-K for the year ended March 31, 1996 and should be read in conjunction with this Form 10-Q.


          These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the three-months ended June 30, 1996 and 1995, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.


          Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS"), Accounting for Stock-Based Compensation, which provides companies the option to account for equity instrument awards based on their estimated fair value at the date of grant resulting in a charge to income in the periods the awards are expected to vest. However, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity award. The Company will continue to apply APB Opinion No. 25 and will present pro forma footnote disclosure describing the effect to the Company's net income and net income per share data as permitted by SFAS 123.

 (2)      Contingencies-


         The Company is currently engaged in a dispute with its marketing partner in Japan, Shionogi & Co., Ltd. ("Shionogi"). Shionogi claims that the Company failed to supply Shionogi with ALBUNEX(R) meeting the required quality and performance standards. The Company believes Shionogi's claims are without merit and claims that Shionogi failed to diligently develop the market for ALBUNEX(R) throughout the territory and failed to develop FS069.


         In April 1996, the Company and Shionogi filed cross-demands for arbitration of their respective claims against each other. The Company is seeking in excess of $45 million in compensatory and consequential damages plus punitive damages for Shionogi's breach of the MBI-Shionogi license and cooperative development agreement. Shionogi is seeking in excess of $37 million plus punitive damages on its claim that MBI has breached the agreement. The Company's dispute with Shionogi may have the effect of interrupting or suspending sales of ALBUNEX(R) in Japan (approximately $264,000 in revenue to the Company for fiscal year
         1996), of further delaying the marketing of ALBUNEX(R) in South Korea and Taiwan, and of further delaying the development of FS069 throughout Shionogi's territory, and carries with it the risk of monetary damages being awarded against the Company.


         While the Company believes its positions are proper and Shionogi's claims are without merit, the ultimate resolution of this matter is uncertain at this time. Management does not believe the resolution of this matter will have a material adverse impact on the Company's financial position or results of operations. Accordingly, no liability for potential loss, if any, has been provided for in the accompanying Consolidated Financial Statements.

 (3)      Stockholders' Equity-


         On May 30, 1996, the Company completed a public offering of 4.1 million shares of Common Stock at $9.00 per share. Net proceeds from this offering (after deducting underwriting discounts and commissions, and offering expenses) amounted to approximately $34.1 million.

PART I  - FINANCIAL INFORMATION


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following management discussion and analysis should be read in conjunction with (1) the current consolidated financial statements and (2) the Company's consolidated financial statements and management's discussion and analysis of financial condition and results of operations in its Annual Report on Form 10-K for the year ended March 31, 1996.


         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here.


Liquidity and Capital Resources


         On May 30, 1996, the Company completed a public offering of 4.1 million shares of Common Stock at $9.00 per share. Net proceeds from this offering (after deducting underwriting discounts and commissions, and offering expenses) amounted to approximately $34.1 million.


         At June 30, 1996, the Company had net working capital of $49.1 million compared to $18.6 million at March 31, 1996. Cash, cash equivalents, marketable securities and certificates of deposit pledged were $52.3 million at June 30, 1996 compared to $20.6 million at March 31, 1996. For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, including the proceeds of the public offering in May 1996 and interest thereon, plus payments under its existing collaborative agreements, will enable the Company to fund its operations for at least the next 36 months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include but are not limited to the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities. The Company may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with pharmaceutical companies; the licensing of product rights to third parties; or additional public and private financing, as capital requirements change as a result of strategic, competitive, technological and regulatory factors. There can be no assurance that funds from these sources will be available on favorable terms, if at all.


Results of  Operations


         Revenues Under Collaborative Agreements. Revenues under collaborative agreements were $1 million and $312,000 for the three months ended June 30, 1996 and 1995, respectively. These revenues in the current year consist solely of a quarterly payment to support clinical trials, regulatory submissions and product development received from Mallinckrodt Medical Inc. ("Mallinckrodt") under the Company's amended agreement with Mallinckrodt entered into in September 1995. The prior year revenue is attributable to a bonus paid by Mallinckrodt under the original license agreement equivalent to Mallinckrodt's first year product sales of ALBUNEX at its sales price to end users of the product.


         Product Revenues. Product revenues are based upon MBI's sales to Mallinckrodt and Shionogi and are recognized upon shipment of the product. The transfer prices for MBI's sales of ALBUNEX(R) to Mallinckrodt and Shionogi are determined under the respective agreements and are equal to 40% of Mallinckrodt's net sales price to its end users of the product and 30% of Shionogi's net sales price to its end users. Product revenues were $178,000 for the three months ended June 30, 1996 and $28,000 for the three months ended June 30, 1995.


         Cost of Products Sold. Cost of products sold totaled $1.3 million for the three month period ended June 30, 1996, resulting in a negative gross profit margin. This was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the same period in the prior year, cost of products sold totaled $106,000. In the prior year, certain expenses associated with the manufacturing of the product had been recorded as research and development costs as they represented the cost of developing the Company's manufacturing process. As the Company has left the pilot manufacturing phase these costs are now classified as cost of goods sold. The Company anticipates an increase in its gross profit margins at such time as ALBUNEX(R) sales volume increases and at such time that FS069 receives regulatory approval and receives market acceptance, and thus the fixed costs included in manufacturing overhead will be allocated over a larger number of vials produced. The amount of any increase and the time required by the Company to achieve higher margins are highly dependent on the market acceptance of ALBUNEX(R) and FS069 and are therefore uncertain.


         Research and Development Costs. For the three-month period ended June 30, 1996, the Company's research and development costs totaled $2.6 million, as compared to $3.2 million for the same period in 1995. This current decrease of 18% is due to the Company no longer incurring significant costs related to the development of its manufacturing process as in prior years.


         Selling, General and Administrative Expenses. For the three-month period ended June 30, 1996, the Company's selling, general and administrative expenses totaled $1.8 million, as compared to $1.6 million for the same period in 1995. This increase in the current year is attributable to legal expenses related to the ongoing arbitration with Shionogi.


         Interest  Expense  and  Interest  Income.   Interest  expense  for  the
three-month periods ended June 30, 1996 and 1995 amounted to $199,000 and $203,000, respectively, and consisted primarily of mortgage interest on the Company's manufacturing building. The interest rate on this mortgage was 8% in June 1996. Interest expense in the prior year included interest on a loan that the Company obtained in May 1994 to finance the purchase of two unimproved buildings and underlying land in December 1993. In March 1996, after the buildings were sold, the loan was restructured into a new note payable in the amount of $6.0 million which bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.25% in June 1996.


         The increase in interest income in the current year is due to higher average cash and marketable securities balances as a result of the public offering in May 1996 as discussed above.


         The Company's cash is invested primarily in short-term, fixed principal
investments,   such  as  U.S.   Government   agency  issues,   corporate  bonds,
certificates of deposit and commercial paper.


Prospective Information


         In September 1995, the Company entered into an amended and restated distribution agreement with Mallinckrodt which will provide the company with between $33 million and $47.5 million. This amended distribution agreement modifies the original December 1988 distribution agreement between the Company and Mallinckrodt in a number of respects. Under the amended distribution agreement, the geographical scope of Mallinckrodt's exclusive right to market the Company's proprietary contrast agent for transpulmonary cardiac ultrasound imaging, ALBUNEX(R), the Company's second generation ultrasound contrast agent, FS069 (currently under development), and related products was expanded to include all of the countries of the world other than those covered by the Company's license agreements with Shionogi & Co., Ltd. and Nycomed Imaging AS. The duration of Mallinckrodt's exclusive right was also extended from October 1999 until the later of July 1, 2003 or three years after the date that Company obtains approval from the U.S. Food and Drug Administration ("FDA") to market FS069 for an intravenous myocardial perfusion indication (use).


         Under the terms of the agreement, Mallinckrodt will pay the Company $20 million over four years to support clinical trials of FS069 (the Company's second-generation cardiac perfusion product), related regulatory submissions and associated product development. These payments will be made in 16 quarterly installments starting at $1 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The first four quarterly payments have been received by the Company.


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


         The amended distribution agreement also provides for potential payments to the Company of up to $12 million upon the satisfaction of certain milestones. There can be no assurance, however, that all or any of these milestones will be satisfied.


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


         In October 1995, the Company entered into an agreement whereby it reacquired all rights to INFOSON(R) (the European designation for ALBUNEX(R)), FS069 and related products from Nycomed, the Company's European licensee. Nycomed has received approval to market INFOSON(R) in Sweden, Finland and the United Kingdom and has filed applications in several other European countries, but has not yet begun to market the product. The Company is currently in discussions with another potential licensee for Nycomed's territory, which includes Europe, Africa, parts of Asia and India.


PART II - OTHER INFORMATION


Item 1-5 - The Company has nothing to report with respect to these items during the quarter ended June 30, 1996.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


 (a)      Exhibits - None


 (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




 /s/ Gerard A. Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


 August 13, 1996
Date