Form 10-Q
period 1996-09-30
MOLECULAR BIOSYSTEMS INC
filed 1996-11-01
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                    X Yes No

         The number of shares outstanding of the issuer's common stock, $.01 par value, as of October 1, 1996 was 17,585,215 shares.

                                   INDEX                                   PAGE

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

        1. Consolidated Balance Sheets                                        3

           March 31, 1996 and September 30, 1996

        2. Consolidated Statements of Operations                              4

           Three Months Ended September 30, 1995 and 1996 Six Months Ended September 30, 1995 and 1996

        3. Consolidated Statements of Cash Flows                              5

           Six Months Ended September 30, 1995 and 1996

        4. Notes to Financial Statements                                      6

        Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         7


PART II -OTHER INFORMATION

        Item 1 - Legal Proceedings                                           11

        Item 2 - Changes in Securities                                       11

        Item 3 - Defaults Upon Senior Securities                             11

        Item 4 - Submission of Matters to a Vote of Securities Holders       11

        Item 5 - Other Information                                           11

        Item 6 - Exhibits and Reports on Form 8-K                            11

           (a) Exhibits
           (b) Reports on Form 8-K

        Signatures                                                           11

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                       September 30,
                                                                        March 31,          1996
                                                                          1996          (Unaudited)
                                                                      --------------  ----------------
                               ASSETS
Current assets:
    Cash and cash equivalents                                           $    12,542    $       981
    Marketable securities, available-for-sale                                 8,028         42,494
    Accounts and notes receivable                                               260            167
    License rights                                                            3,000         11,500
    Inventories                                                                 622            403
    Prepaid expenses and other assets                                           406            380
                                                                      --------------  -------------
         Total current assets                                                24,858         55,925
                                                                      --------------  -------------

Property and equipment, at cost:
    Building and improvements                                                14,158         14,184
    Equipment, furniture and fixtures                                         3,943          4,613
    Construction in progress                                                    941            756
                                                                      --------------  -------------
                                                                             19,042         19,553
    Less:  Accumulated depreciation and amortization                          5,322          5,961
                                                                      --------------  -------------

         Total property and equipment                                        13,720         13,592
                                                                      --------------  -------------

Other assets:
    Patents and license rights, net of amortization
        $932 and $1,022, respectively                                           297            222
    Certificate of deposit, pledged                                           3,000          3,000
    Other assets, net                                                         1,954          1,940
                                                                      --------------  -------------
         Total other assets                                                   5,251          5,162
                                                                      --------------  -------------

                                                                        $    43,829    $    74,679
                                                                      ==============  =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  $      1,262    $     1,262
    Accounts payable and accrued liabilities                                  3,964          3,906
    Compensation accruals                                                     1,031            970
    Deferred contract revenue                                                     -          1,090
                                                                      --------------  -------------
         Total current liabilities                                            6,257          7,228
                                                                      --------------  -------------

Long-term debt, net of current portion                                        8,610          7,983

Other noncurrent liabilities                                                      -          3,500

Commitments and contingencies (Note 2)

Stockholders' equity:
    Common Stock, $.01 par value, 20,000,000 shares
      authorized, 13,296,186 and 17,585,215 shares
      issued and outstanding, respectively                                      133            176
    Additional paid-in capital                                               91,468        126,519
    Accumulated deficit                                                     (62,185)       (70,262)
    Unrealized loss on available-for-sale securities                             (6)           (17)
    Less notes receivable from sale of Common Stock                            (281)          (281)
    Less 18,970 shares of treasury stock, at cost                              (167)          (167)
                                                                      --------------  -------------

         Total stockholders' equity                                          28,962         55,968
                                                                      --------------  -------------

                                                                        $    43,829    $    74,679
                                                                      ==============  =============

                            See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           (Unaudited; dollars in thousands, except per share amounts)



                                                               Three Months Ended           Six Months Ended
                                                                  September 30,               September 30,
                                                               1995          1996          1995          1996
                                                            -----------  -------------  ------------ -------------

Revenues:
   Revenues under collaborative agreements                   $      87   $      1,159    $      399    $    2,159
   Product revenues                                                246             32           274           210
   License fees                                                     15             25            25            25
                                                            -----------  -------------  ------------ -------------
                                                                   348          1,216           698         2,394
                                                            -----------  -------------  ------------ -------------
Operating expenses:
   Research and development costs                                3,386          2,328         6,582         4,964
   Costs of products sold                                          618          1,339           724         2,629
   Selling, general and administrative expenses                  1,524          1,798         3,112         3,563
                                                            -----------  -------------  ------------ -------------
                                                                 5,528          5,465        10,418        11,156
                                                            -----------  -------------  ------------ -------------

   Loss from operations                                         (5,180)        (4,249)       (9,720)       (8,762)

Interest expense                                                  (198)          (214)         (401)         (413)
Interest income                                                    243            770           468         1,098
                                                            -----------  -------------  ------------ -------------


Net loss                                                      $ (5,135)    $   (3,693)     $ (9,653)   $   (8,077)
                                                            ===========  =============  ============ =============

Loss per common share                                         $   0.42)   $     (0.21)    $   (0.79)  $     (0.50)
                                                            ===========  =============  ============ =============

Weighted average common shares outstanding                      12,196         17,560        12,155        16,181
                                                            ===========  =============  ============ =============

                            See accompanying notes.


                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited; dollars in thousands)
                                                                            Six Months Ended
                                                                             September 30,
                                                                          1995           1996
                                                                       ------------  -------------

Cash flows from operating activities:
    Net loss                                                              $ (9,653)    $   (8,077)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                         1,434            729
       Loss on disposals of property and equipment                              12              -
       Changes in operating assets and liabilities:
        Receivables                                                          4,199             93
        Inventories                                                            293            219
        Prepaid expenses and other assets                                      255             26
        Accounts payable and accrued liabilities                              (530)         3,442
        Deferred contract revenues                                               -          1,090
        Compensation accruals                                                  180            (61)
                                                                       ------------  -------------

              Cash used in operating activities                             (3,810)        (2,539)
                                                                       ------------  -------------

Cash flows from investing activities:
    Purchases of property and equipment                                     (1,778)          (511)
    Proceeds from sale of property and equipment                                 7              -
    Additions to patents and license rights                                    (45)           (15)
    Purchase of license rights from Shiongi                                      -         (8,500)
    Decrease in other assets                                                    10             14
    (Increase) decrease in marketable securities                             4,489        (34,477)
                                                                       ------------  -------------

              Cash provided by (used in) investing activities                2,683        (43,489)
                                                                       ------------  -------------

Cash flows from financing activities:
    Net proceeds from  public offering of Common Stock                           -         34,098
    Net proceeds from  sale of Common Stock                                 11,620              -
    Net proceeds from stock options exercised                                    -            996
    Principal payments on long-term debt                                      (150)          (627)
                                                                       ------------  -------------

              Cash provided by financing activities                         11,470         34,467
                                                                       ------------  -------------

Increase (decrease) in cash and cash equivalents                            10,343        (11,561)

Cash and cash equivalents, beginning of period                               3,882         12,542
                                                                       ------------  -------------

Cash and cash equivalents, end of period                                  $ 14,225    $       981
                                                                       ============  =============

Supplemental cash flow disclosures:

    Interest income received                                            $      510    $       874
                                                                       ============  =============

    Interest paid                                                       $      398    $       410
                                                                       ============  =============

                            See accompanying notes.

 NOTES TO FINANCIAL STATEMENTS


 (1)  Basis of Presentation-


      The Notes to the Consolidated Financial Statements of Molecular Biosystems, Inc. (the "Company") were submitted with the Company's Form 10-K for the year ended March 31, 1996 and should be read in conjunction with this Form 10-Q.


      These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of September 30, 1996, and the results of its operations for the three- and six- months ended September 30, 1995 and 1996, and its cash flows for the six-months ended September 30, 1995 and 1996, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.


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


 (2)  Shionogi Settlement Agreement-


      In September 1996, the Company announced that it had entered into an agreement with Shionogi & Co., Ltd. ("Shionogi") pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX(R) family of products in the territory, consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settles an outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX(R) and resulted in the dismissal of all claims raised by the companies against each other in the pending arbitration proceeding. Under the agreement, the Company paid $3 million to Shionogi in September 1996 and will pay an additional $5.5 million as follows: $2 million in September 1997, $2 million in September 1998 and $1.5 million in September 1999. The Company is currently in discussions with potential licensees for Shionogi's territory.

 (3)  Stockholders' Equity-


     On May 30, 1996, the Company completed a public offering of 4.1 million shares of Common Stock at $9.00 per share. Net proceeds from this offering (after deducting underwriting discounts and commissions and offering expenses) amounted to approximately $34.1 million.

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

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: difficulties and delays with respect to the performance of clinical trials; delays by regulatory authorities; manufacturing problems; difficulties and delays with respect to marketing and sales activities; and general uncertainties accompanying the development and introduction of new products.

Liquidity and Capital Resources

         On May 30, 1996, the Company completed a public offering of 4.1 million shares of Common Stock at $9.00 per share. Net proceeds from this offering (after deducting underwriting discounts and commissions and offering expenses) amounted to approximately $34.1 million.

         At September 30, 1996, the Company had net working capital of $48.7 million compared to $18.6 million at March 31, 1996. Cash, cash equivalents, marketable securities and certificates of deposit pledged were $46.5 million at September 30, 1996 compared to $23.5 million at March 31, 1996. For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, including the proceeds of the public offering in May 1996 and interest thereon, plus payments under its existing collaborative agreements, will enable the Company to fund its operations for at least the next two years. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities. The Company may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with pharmaceutical companies; the licensing of product rights to third parties; or additional public and private financing, as capital requirements change as a result of strategic, competitive, technological and regulatory factors. There can be no assurance that funds from these sources will be available on favorable terms, if at all.

         In September 1996, the Company announced that it had entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX(R) family of products in the territory, consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settled an outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX(R) and resulted in the dismissal of all claims raised by the companies against each other in the pending arbitration proceeding. Under the agreement, the Company paid $3 million to Shionogi and will pay an additional $5.5 million over the next three years. The Company is currently in discussions with potential licensees for Shionogi's territory. As a result, included in current assets under license rights is $8.5 million which represents the Company's rights in the former Shionogi territory. Also included under license rights is $3 million related to the Company's reacquisition of the European territory rights from Nycomed Imaging AS ("Nycomed"). The Company believes that future licensing agreements for each of these territories will be in excess of the amounts recorded as assets.

Results of  Operations

         Revenues Under Collaborative Agreements. Revenues under collaborative agreements were $1.2 million and $2.2 million for the three-month and six-month periods ended September 30, 1996, compared to $87,000 and $399,000 for both of the same periods in the prior year. These revenues in the current year consist solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt Medical Inc. ("Mallinckrodt") under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995. The prior year revenue is attributable to a bonus paid by Mallinckrodt under the original license agreement equivalent to Mallinckrodt's first year product sales of ALBUNEX(R) at its sales price to end users of the product.

         Product Revenues. Product revenues are based upon the Company's sales to Mallinckrodt and Shionogi and are recognized upon shipment of the product. The transfer prices for the Company's sales of ALBUNEX(R) to Mallinckrodt and Shionogi are determined under the Company's respective agreements with them and are equal to 40% of Mallinckrodt's net sales price to its end users of the product and 30% of Shionogi's net sales price to its end users. Product revenues were $32,000 and $210,000 for the three-month and six-month periods ended September 30, 1996, compared to $246,000 and $274,000 for the same periods in the prior year.

         Costs of Products Sold. Cost of products sold totaled $1.3 million and $2.6 million for the three-month and six-month periods ended September 30, 1996, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the same periods in the prior year, cost of products sold totaled $618,000 and $724,000, respectively. In the prior year, certain expenses associated with the manufacturing of the product had been recorded as research and development costs as they represented the cost of developing the Company's manufacturing process. Because the Company has left the pilot manufacturing phase, these costs are now classified as cost of goods sold. The Company anticipates an increase in its gross profit margins if and when ALBUNEX(R) sales volume increases and if and when FS069, the Company's second generation ultrasound imaging agent, receives regulatory approval and obtains market acceptance. Thus permitting the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. The amount of any increase in the Company's margins, and the time required by the Company to achieve higher margins, are highly dependent on the market acceptance of ALBUNEX(R) and FS069 and are therefore uncertain.

         Research and Development Costs. For the three-month and six-month periods ended September 30, 1996, the Company's research and development costs totaled $2.3 million and $4.9 million, as compared to $3.4 million and $6.6 million for the same periods in 1995. This current decrease of 25% is due to the fact that the Company is no longer incurring significant costs related to the development of its manufacturing process as in prior years.

         Selling, General and Administrative Expenses. For the three-month and six-month periods ended September 30, 1996, the Company's selling, general and administrative expenses totaled $1.8 million and $3.6 million, as compared to $1.5 million and $3.1 million for the same period in 1995. This increase in the current year is attributable in part to legal expenses related to the arbitration with Shionogi. See discussion under "Prospective Information." The increase is also attributable to increased compensation costs.

         Interest Expense and Interest Income. Interest expense for the three-month and six-month periods ended September 30, 1996 amounted to $214,000 and $413,000, respectively, and consisted of mortgage interest on the Company's manufacturing building and interest on a second note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in September 1996. Interest expense for the same periods in the prior year amounted to $198,000 and $401,000 and included interest on a loan that the Company obtained in May 1994 to finance the purchase of two unimproved buildings and underlying land in December 1993. In March 1996, after the buildings were sold, the loan was restructured into the second note payable mentioned above, in the amount of $6.0 million, which bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.25% in September 1996.

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

Prospective Information

         In October 1996, the Company filed a pre-marketing approval application with the U.S. Food and Drug Administration ("FDA") for FS069. FS069 is designed to enhance ultrasound imaging by enabling physicians to visualize blood flow and enhance resolution of anatomical structures in those patients with suboptimal non-contrast ultrasound exams. This submission involved studies for cardiac function focusing on enhancing endocardial border delineation and secondarily determining the ability of the agent to opacify the left ventricular chamber.

     In September 1995, the Company entered into an amended and restated distribution agreement with Mallinckrodt which will provide the company with between $33 million and $47.5 million. This amended distribution agreement modifies the original December 1988 distribution agreement between the Company and Mallinckrodt in a number of respects. Under the amended agreement, the geographical scope of Mallinckrodt's exclusive right to market the Company's proprietary contrast agent for transpulmonary cardiac ultrasound imaging, ALBUNEX(R), the Company's second generation ultrasound contrast agent, and related products was expanded to include all of the countries of the world other than those covered by the Company's license agreements with Shionogi and Nycomed. The duration of Mallinckrodt's exclusive right was also extended from October 1999 until the later of July 1, 2003 or three years after the date that Company obtains approval from the FDA to market FS069 for an intravenous myocardial perfusion indication (use).

         Under the terms of the agreement, Mallinckrodt will pay the Company $20 million over four years to support clinical trials of FS069, related regulatory submissions and associated product development. These payments will be made in 16 quarterly installments starting at $1 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The first five quarterly payments have been received by the Company.

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

         The Company's expenditure of this $10 million will be made in accordance with the directions of a joint steering committee which the Company and Mallinckrodt established in order to expedite the development and regulatory approval of FS069 by enabling the parties to share their expertise relating to clinical trials and the regulatory approval process. The Company and Mallinckrodt each appoint two of the four members of the joint steering committee.

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

         In October 1995, the Company entered into an agreement whereby it reacquired all rights to INFOSON(R) (the European designation for ALBUNEX(R)), FS069 and related products from Nycomed, the Company's European licensee. Nycomed had received approval to market INFOSON(R) in Sweden, Finland and the United Kingdom and had filed applications in several other European countries, but had not yet begun to market the product when the Company reacquired the product rights. The Company is currently in discussions with another potential licensee for Nycomed's territory, which includes Europe, Africa, parts of Asia and India.

PART II - OTHER INFORMATION

Item 1-5 - The Company has nothing to report with respect to these items during the quarter ended September 30, 1996.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits - None

 (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




/s/ Gerard Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


11/1/96
Date