Form 10-Q
period 1996-12-31
MOLECULAR BIOSYSTEMS INC
filed 1997-02-14
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

                                    X Yes No

         The number of shares outstanding of the issuer's common stock, $.01 par value, as of January 1, 1997 was 17,609,962 shares.

                                                INDEX                     PAGE

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

        1. Consolidated Balance Sheets                                      3

           March 31, 1996 and December 31, 1996

        2. Consolidated Statements of Operations                            4

           Three  Months  Ended  December  31, 1995 and 1996
           Nine  Months  Ended December 31, 1995 and 1996

        3. Consolidated Statements of Cash Flows                            5

           Nine Months Ended December 30, 1995 and 1996

        4. Notes to Financial Statements                                    6

        Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       8


PART II -OTHER INFORMATION

        Item 1 - Legal Proceedings                                         14

        Item 2 - Changes in Securities                                     14

        Item 3 - Defaults Upon Senior Securities                           14

        Item 4 - Submission of Matters to a Vote of Securities Holders     14

        Item 5 - Other Information                                         14

        Item 6 - Exhibits and Reports on Form 8-K                          14

           (a) Exhibits
           (b) Reports on Form 8-K

        Signatures                                                         15

                               MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                       (Dollars in thousands)

                                                                                       December 31,
                                                                        March 31,         1996
                                                                          1996          (Unaudited)
                                                                      --------------  ----------------
                              ASSETS
Current assets:

    Cash and cash equivalents                                           $    12,542    $     4,855
    Marketable securities, available-for-sale                                 8,028         39,093
    Accounts and notes receivable                                               260            810
    License rights                                                            3,000          8,500
    Inventories                                                                 622            326
    Prepaid expenses and other assets                                           406            339
                                                                      --------------  -------------
         Total current assets                                                24,858         53,923
                                                                      --------------  -------------

Property and equipment, at cost:
    Building and improvements                                                14,158         14,184
    Equipment, furniture and fixtures                                         3,943          4,598
    Construction in progress                                                    941            836
                                                                      --------------  -------------
                                                                             19,042         19,618
    Less:  Accumulated depreciation and amortization                          5,322          6,224
                                                                      --------------  -------------

         Total property and equipment                                        13,720         13,394
                                                                      --------------  -------------

Other assets:
    Patents and license rights, net of amortization
        $932 and $1,058, respectively                                           297            185
    Certificate of deposit, pledged                                           3,000          3,000
    Other assets, net                                                         1,954          2,225
                                                                      --------------  -------------
         Total other assets                                                   5,251          5,410
                                                                      --------------  -------------

                                                                        $    43,829    $    72,727
                                                                      ==============  =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  $      1,262    $     1,262
    Accounts payable and accrued liabilities                                  3,964          4,050
    Compensation accruals                                                     1,031          1,002
    Deferred contract revenue                                                     -              -
                                                                      --------------  -------------
         Total current liabilities                                            6,257          6,314
                                                                      --------------  -------------

Long-term debt, net of current portion                                        8,610          7,668

Other noncurrent liabilities                                                      -          3,500

Commitments and contingencies (Note 2)

Stockholders' equity:
    Common Stock, $.01 par value, 20,000,000 shares
      authorized, 13,296,186 and 17,609,962 shares
      issued and outstanding, respectively                                      133            176
    Additional paid-in capital                                               91,468        126,669
    Accumulated deficit                                                     (62,185)       (71,141)
    Unrealized loss on available-for-sale securities                             (6)           (11)
    Less notes receivable from sale of Common Stock                            (281)          (281)
    Less 18,970 shares of treasury stock, at cost                              (167)          (167)
                                                                      --------------  -------------

         Total stockholders' equity                                          28,962         55,245
                                                                      --------------  -------------

                                                                        $    43,829    $    72,727
                                                                      ==============  =============

                                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited; dollars in thousands, except per share amounts)



                                                               Three Months Ended           Nine Months Ended
                                                                  December 31,                 December 31,
                                                               1995          1996           1995          1996
                                                            -----------  -------------  ------------- -------------
Revenues:
   Revenues under collaborative agreements                   $   1,013     $    1,091     $    1,412    $    3,250
   Product and royalty revenues                                    232            216            506           426
   License fees                                                      -          5,700             25         5,725
                                                            -----------  -------------  ------------- -------------
                                                                 1,245          7,007          1,943         9,401
                                                            -----------  -------------  ------------- -------------
Operating expenses:
   Research and development costs                                3,276          2,354          9,857         7,318
   Costs of products sold                                          587          1,078          1,311         3,707
   Selling, general and administrative expenses                  1,066          1,866          4,178         5,429
   Litigation and Other                                          3,110          3,000          3,110         3,000
                                                            -----------  -------------  ------------- -------------
                                                                 8,039          8,298         18,456        19,454
                                                            -----------  -------------  ------------- -------------

   Loss from operations                                         (6,794)        (1,291)       (16,513)      (10,053)

Interest expense                                                  (195)          (203)          (596)         (616)
Interest income                                                    344            615            812         1,713
                                                            -----------  -------------  ------------- -------------


Net loss                                                      $ (6,645)   $      (879)     $ (16,297)   $   (8,956)
                                                            ===========  =============  ============= =============

Loss per common share                                        $   (0.50)   $     (0.05)   $     (1.30)  $     (0.54)
                                                            ===========  =============  ============= =============

Weighted average common shares outstanding                      13,291         17,572         12,535        16,651
                                                            ===========  =============  ============= =============

                                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited; dollars in thousands)
                                                                                          Nine Months Ended
                                                                                            December 31,
                                                                                         1995           1996
                                                                                     -------------  -------------
Cash flows from operating activities:
    Net loss                                                                            $ (16,297)    $   (8,956)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                        1,868          1,082
       Write-down of property to be sold                                                      667              -
       Loss on write-off of license fees related to discontinued products                   1,025              -
       Forgiveness of note receivable from sale of common stock                                56              -
       Write-off of former Nycomed territory license rights                                     -          3,000
       Changes in operating assets and liabilities:
         Receivables                                                                        4,740            (27)
         Inventories                                                                          697            296
         Prepaid expenses and other assets                                                    (73)          (455)
         Accounts payable and accrued liabilities                                            (351)            87
         Compensation accruals                                                                247            (29)
                                                                                     -------------  -------------

              Cash used in operating activities                                            (7,421)        (5,002)
                                                                                     -------------  -------------

Cash flows from investing activities:
    Purchases of property and equipment                                                    (1,945)          (634)
    Proceeds from sale of property and equipment                                                -              4
    Additions to patents and license rights                                                   (45)           (15)
    Acquisition of license rights from Shionogi                                                 -         (3,000)
    Acquisition of license rights from Nycomed                                                  -         (2,000)
    Increase in other assets                                                                 (677)          (271)
    (Increase) decrease in marketable securities                                           (2,941)       (31,071)
                                                                                     -------------  -------------

              Cash provided by investing activities                                        (5,608)       (36,987)
                                                                                     -------------  -------------

Cash flows from financing activities:
    Net proceeds from public offering of Common Stock                                           -         34,086
    Net proceeds from sale of Common Stock                                                 11,603              -
    Net proceeds from stock options exercised                                                   -          1,158
    Principal payments on long-term debt                                                     (225)          (942)
                                                                                     -------------  -------------

              Cash provided by financing activities                                        11,378         34,302
                                                                                     -------------  -------------

Decrease in cash and cash equivalents                                                      (1,651)        (7,687)

Cash and cash equivalents, beginning of period                                              3,882         12,542
                                                                                     -------------  -------------

Cash and cash equivalents, end of period                                               $    2,231     $    4,855
                                                                                     =============  =============

Supplemental cash flow disclosures:

    Interest income received                                                          $       804     $    1,202
                                                                                     =============  =============

    Interest paid                                                                     $       592    $       613
                                                                                     =============  =============

 NOTES TO FINANCIAL STATEMENTS


 (1)  Basis of Presentation-


      The Notes to the Consolidated Financial Statements of Molecular Biosystems, Inc. (the "Company") were submitted with the Company's Form 10-K for the year ended March 31, 1996 and should be read in conjunction with this Form 10-Q.


      These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of December 31, 1996, and the results of its operations for the three- and nine- months ended December 31, 1995 and 1996, and its cash flows for the nine-months ended December 31, 1995 and 1996, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.


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


 (3)  Nycomed Territory Agreement-


      In December 1996, the Company and Mallinckrodt Medical, Inc. ("Mallinckrodt") amended the Amended and Restated Distribution Agreement ("ARDA") that they entered into in September 1995 to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX(R), FS069 and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed Imaging AS ("Nycomed") consisting of Europe, Africa, India and parts of Asia.


      Under the amendment of ARDA, Mallinckrodt agreed to pay fees of up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45% of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4 million payment to the Company.). There can be no assurance, however, that this milestone will be satisfied. The Company has included all costs related to the reacquisition of its license rights from Nycomed in Litigation and Other direct costs in the financial statements. Of these costs, approximately $1 million was paid in fiscal 1995 and the remainder was paid in fiscal 1996.


 (4)  Stockholders' Equity-


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


Recent Events


         In September 1996, the Company announced that it had entered into an agreement with Shionogi & Co., Ltd. ("Shionogi") pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX(R) family of products in the territory, consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settled an outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX(R) and resulted in the dismissal of all claims raised by the companies against each other in a pending arbitration proceeding. Under the agreement, the Company paid $3 million to Shionogi and will pay an additional $5.5 million over the next three years. The Company is currently in discussions with potential licensees for Shionogi's territory. As a result, included in current assets under license rights is $8.5 million which represents the Company's rights in the former Shionogi territory. The Company believes that the future licensing agreement for this territory will be in excess of the amount recorded as an asset.


         In December 1996, the Company and Mallinckrodt Medical, Inc. ("Mallinckrodt") amended the Amended and Restated Distribution Agreement ("ARDA") to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX(R), FS069 and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed Imaging AS ("Nycomed") consisting of Europe, Africa, India and parts of Asia.


         Under the amendment of ARDA, Mallinckrodt agreed to pay fees of up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45% of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4 million payment to the Company.). There can be no assurance, however, that this milestone will be satisfied. The Company has included all costs related to the reacquisition of its license rights from Nycomed in Litigation and Other direct costs in the financial statements. Of these costs, approximately $1 million was paid in fiscal 1995 and the remainder was paid in fiscal 1996.


Liquidity and Capital Resources


         On May 30, 1996, the Company completed a public offering of 4.1 million shares of Common Stock at $9.00 per share. Net proceeds from this offering (after deducting underwriting discounts and commissions and offering expenses) amounted to approximately $34.1 million.


         At December 31, 1996, the Company had net working capital of $47.6 million compared to $18.6 million at March 31, 1996. Cash, cash equivalents, marketable securities and certificates of deposit pledged were $46.9 million at December 31, 1996 compared to $23.5 million at March 31, 1996. For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, including the proceeds of the public offering in May 1996 and interest thereon, plus payments under its existing collaborative agreements, will enable the Company to fund its operations for at least the next two years. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities. The Company may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with pharmaceutical companies; the licensing of product rights to third parties; or additional public and private financing, as capital requirements change as a result of strategic, competitive, technological and regulatory factors. There can be no assurance that funds from these sources will be available on favorable terms, if at all.


Results of Operations


         Revenues Under Collaborative Agreements. Revenues under collaborative agreements were $1.1 million and $3.3 million for the three-month and nine-month periods ended December 31, 1996, compared to $1.1 million and $1.4 million for both of the same periods in the prior year. These revenues in the current year consist solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995. The prior year revenue is attributable to a bonus paid by Mallinckrodt under the original license agreement equivalent to Mallinckrodt's first year product sales of ALBUNEX(R) at its sales price to end users of the product.


         License Revenues. Revenues from licensing agreements were $5.7 million in the three-month and nine-month periods ended December 31, 1996 compared to $25,000 in the nine-month period in the prior year. These revenues in the current year consist of payments from Mallinckrodt pursuant to the amendment to ARDA that the Company entered into with Mallinckrodt in December 1996. See the discussion under "Recent Events".


         Product and Royalty Revenues. Revenues from product sales and royalties were $216,000 and $426,000 for the three-month and nine-month periods ended December 31, 1996, compared to $232,000 and $506,000 for the same periods in the prior year. Product revenues are based upon the Company's sales to Mallinckrodt and Shionogi and are recognized upon shipment of the product. The transfer prices for the Company's sales of ALBUNEX(R) to Mallinckrodt and Shionogi are determined under the Company's respective agreements with them and are equal to 40% of Mallinckrodt's net sales price to its end users of the product and 30% of Shionogi's sales price to its end users.


         Costs of Products Sold. Cost of products sold totaled $1.1 million and $3.7 million for the three-month and nine-month periods ended December 31, 1996, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the same periods in the prior year, cost of products sold totaled $587,000 and $1.3 million, respectively. In the prior year, certain expenses associated with the manufacturing of the product had been recorded as research and development costs as they represented the cost of developing the Company's manufacturing process. Because the Company has left the pilot manufacturing phase, these costs are now classified as cost of goods sold. The Company anticipates an increase in its gross profit margins if and when ALBUNEX(R) sales volume increases and if and when FS069, the Company's second generation ultrasound imaging agent, receives regulatory approval and obtains market acceptance. The increase in sales volume would permit the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on the market acceptance of ALBUNEX(R) and FS069 and are therefore uncertain.


         Research and Development Costs. For the three-month and nine-month periods ended December 31, 1996, the Company's research and development costs totaled $2.4 million and $7.3 million, as compared to $3.3 million and $9.9 million for the same periods in 1995. This current decrease of approximately 25% is due to the fact that the Company is no longer incurring significant costs related to the development of its manufacturing process as in prior years.


         Selling, General and Administrative Expenses. For the three-month and nine-month periods ended December 31, 1996, the Company's selling, general and administrative expenses totaled $1.9 million and $5.4 million, as compared to $1.1 million and $4.2 million for the same period in 1995. This increase in the current year is attributable in part to legal expenses related to the arbitration with Shionogi. See the discussion under "Prospective Information." The increase is also attributable to increased compensation costs.


     Litigation and Other. During the quarters ended December 31, 1996 and December 31, 1995, the Company recorded the following charges:



                                                              Three Months Ended      Nine Months Ended
                                                                 December 31,           December 31,
                                                                1995       1996        1995        1996
                                                             ---------- ----------  ---------- -----------

Write-off of former Nycomed territory license rights         $       -  $   3,000   $       -  $    3,000
Arbitration award and related costs                              1,418          -        1,418          -
Write-off of license fees related to discontinued products       1,025          -        1,025          -
Write-down of real estate to be sold                               667          -          667          -
                                                             ---------- ----------  ---------- -----------
    Total litigation and other                               $   3,110  $   3,000   $   3,110  $    3,000
                                                             ========== ==========  ========== ===========





         In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX(R), FS069 and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia. See the discussion under "Recent Events". As a result of the amendment, the Company recorded a one-time charge of $3 million related to the reacquisition of its license rights from Nycomed.


         The Company recorded one-time charges in December 1995 related to the conclusion of arbitration with Bracco S.p.A., the write-off of license fees associated with discontinued products and a write down to the sale price of two buildings that were subsequently sold in March 1996.


         Interest Expense and Interest Income. Interest expense for the three-month and nine-month periods ended December 31, 1996 amounted to $203,000 and $616,000, respectively, and consisted of mortgage interest on the Company's manufacturing building and interest on a second note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in December 1996. Interest expense for the same periods in the prior year amounted to $195,000 and $596,000 and included interest on a loan that the Company obtained in May 1994 to finance the purchase of two unimproved buildings and underlying land in December 1993. In March 1996, after the buildings were sold, the loan was restructured into the second note payable mentioned above, in the amount of $6.0 million, which bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.25% in December 1996.


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


Prospective Information


         The Company anticipates an increase in its gross profit margins if and when ALBUNEX(R) sales volume increases and if and when FS069, the Company's second generation ultrasound imaging agent, receives regulatory approval and obtains market acceptance. The increase in sales volume would permit the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on the market acceptance of ALBUNEX(R) and FS069 and are therefore uncertain.


         The Company announced in January 1997 that the U.S. Food and Drug Administration ("FDA") has accepted its pre-marketing approval application ("PMA") for FS069, the Company's second generation ultrasound contrast agent. The Company also announced in January 1997 that the FDA has scheduled an advisory panel review for FS069 for February 24, 1997. The Company filed its pre-marketing approval application for FS069 with the FDA in October 1996. FS069 is designed to enhance ultrasound imaging by enabling physicians to visualize blood flow and enhance resolution of anatomical structures in those patients with suboptimal non-contrast ultrasound exams. This submission involved studies for cardiac function focusing on enhancing endocardial border delineation and secondarily determining the ability of the agent to opacify the left ventricular chamber.


         In September 1995, the Company entered into an amended and restated distribution agreement with Mallinckrodt which will provide the Company with between $33 million and $47.5 million. This amended distribution agreement modifies the original December 1988 distribution agreement between the Company and Mallinckrodt in a number of respects. Under the amended agreement, the geographical scope of Mallinckrodt's exclusive right to market the Company's proprietary contrast agent for transpulmonary cardiac ultrasound imaging, ALBUNEX(R), the Company's second generation ultrasound contrast agent, and related products was expanded to include all of the countries of the world other than those covered by the Company's former license agreements with Shionogi and Nycomed. The duration of Mallinckrodt's exclusive right was also extended from October 1999 until the later of July 1, 2003 or three years after the date that the Company obtains approval from the FDA to market FS069 for an intravenous myocardial perfusion indication (use).


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


         The amended distribution agreement also provides for potential payments to the Company of up to $12 million upon the satisfaction of certain milestones. To date, the Company has earned $3 million in conjunction with the extension of Mallinckrodt's exclusive rights to Nycomed's former territory. There can be no assurance, however, that all or any of the remaining milestones will be satisfied.


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


         In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX(R), FS069 and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia.


         Under the amendment of ARDA, Mallinckrodt agreed to pay fees of up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45% of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4 million payment to the Company.). There can be no assurance, however, that this milestone will be satisfied.

PART II - OTHER INFORMATION


Item 1-5 - The Company has nothing to report with respect to these items during the quarter ended December 31, 1996.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


 (a)      Exhibits - None


 (b)      Reports on Form 8-K


A Current Report on Form 8-K dated September 10, 1996, was filed on November 15, 1996, reporting that the Company had settled its dispute with Shionogi & Co., Ltd. ("Shionogi") concerning the license and distribution agreement for ALBUNEX(R) and resulted in the dismissal of all claims raised by the companies against each other in the pending arbitration proceeding.


Additionally, the Company reported that it had filed a pre-marketing approval ("PMA") application with the U.S. Food and Drug Administration for the Company's second-generation contrast agent for cardiac ultrasound imaging, FS069, for use in enhancing endocardial border definition of the left ventricular chamber.





A Current Report on Form 8-K dated December 16, 1996, was filed on February 14, 1997, reporting that on December 16, 1996, the Company had entered into an agreement with Mallinckrodt Medical Inc. ("Mallinckrodt") which expanded Mallinckrodt's marketing and distribution rights for the ALBUNEX(R) family of products to the territory formerly licensed to Nycomed Imaging AS ("Nycomed") consisting of Europe, Africa, India and parts of Asia.


Additionally, the Company reported that it has appointed Jerry T. Jackson, former Executive Vice President of Merck & Co., Inc., to the Company's Board of Directors.


Finally, the Company reported that the U.S. Food and Drug Administration ("FDA") accepted its pre-marketing approval application ("PMA") for its second generation ultrasound contrast agent, FS069, and has scheduled an advisory panel review for February 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




   /s/ Gerard Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


    2/14/97
Date