Form 10-K405
period 1997-03-31
MOLECULAR BIOSYSTEMS INC
filed 1997-05-22
CIK 719598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
   [X]          Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant was $135,350,587 as of May 16, 1997 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported on the New York Stock Exchange).

    There were 17,750,897 shares outstanding of the registrant's Common Stock as of May 16, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Items 10, 11, 12 and 13 of this Report is incorporated by reference to the registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held August 20, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.       BUSINESS

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

GENERAL

    Molecular Biosystems, Inc. ("MBI" or the "Company") is a leader in the development, manufacture and sale of ultrasound contrast imaging agents. These contrast agents are used to improve the real-time images ("moving pictures") of organs and body structures, especially the heart, obtained through ultrasound examinations. MBI's products are designed to increase the diagnostic usefulness of ultrasound examinations through enhanced visualization of structures and vasculature, and to reduce the need for diagnostic procedures that may be more expensive, time-consuming, or invasive. MBI's first product, ALBUNEX-Registered Trademark-, is the first and only ultrasound contrast agent approved for marketing by the United States Food and Drug Administration ("FDA"). ALBUNEX-Registered Trademark- is used to detect heart disease by assessing blood flow within the heart chambers and identifying the location of the chamber borders and the movement of the chamber walls ("cardiac function"). MBI's second-generation product, OPTISON-TM- (formerly known by its code name, FS069), is under review by the Food and Drug Administration for the cardiac function indication and in Phase 2 clinical trials to evaluate its efficacy in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion"). The Company believes that this information will enable cardiologists to diagnose heart attacks and coronary artery disease more accurately and safely than is currently feasible. The Company is also conducting studies using OPTISON-TM-to detect abnormalities in other organs, such as the liver and kidney.

    Ultrasound imaging is a widely-used and cost-effective technique to examine soft tissues, internal body organs and blood flow. Ultrasound systems use low-power, high-frequency sound waves that are reflected by tissues and fluids to produce real-time images. Over 51 million ultrasound imaging procedures were performed in the United States in 1996, of which approximately 14.2 million procedures were used to examine the heart ("echocardiograms"). Unlike other imaging modalities, such as magnetic resonance imaging, computed tomography and nuclear imaging, ultrasound imaging procedures could not be performed with contrast agents to enhance images until the approval of ALBUNEX-Registered Trademark-. Non-contrast ultrasound, while very good in delineating anatomy, often results in poor image quality and is unable to demonstrate actual blood flow within organ tissue.

    MBI's contrast agents are designed to enhance existing ultrasound procedures by improving their ability to image blood flow and by providing clearer images of body structures and organs. ALBUNEX-Registered Trademark- and OPTISON-TM- consist of human albumin microspheres made using MBI's patented process. The microspheres are injected intravenously into the bloodstream and transported to the heart and other organs. Because the microspheres are highly reflective to the ultrasound beam, organs and structures containing blood will appear brighter and clearer than they would in the absence of the contrast agent. Albumin is a protein naturally found in human blood and has been used for many years as a blood expander. ALBUNEX-Registered Trademark-, which has been marketed since October 1993, has been given to over 30,000 patients with no clinically significant side effects, and OPTISON-TM- has exhibited a safety profile in clinical studies equivalent to that of ALBUNEX-Registered
Trademark-.

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

    OPTISON-TM- is designed to permit cardiologists to evaluate myocardial perfusion. Unlike ALBUNEX-Registered Trademark-, which is air-filled, OPTISON-TM- microspheres contain an insoluble gas, perfluoropropane. Because of their composition, OPTISON-TM- microspheres remain in the bloodstream for more than 5 minutes, as opposed to 35-40 seconds in the case of ALBUNEX-Registered Trademark-. As a result, OPTISON-TM- is able to perfuse into tissues, including the heart muscle, highlighting areas of normal and abnormal blood flow. The Company believes that if its clinical trials for myocardial perfusion are successful, OPTISON-TM- will provide important diagnostic benefits, including detecting areas of the heart muscle compromised due to coronary artery stenosis as well as detecting the lack of blood flow in the heart muscle resulting from a complete occlusion of a coronary artery (heart attack). The Company believes that OPTISON-TM- may have much greater market potential than ALBUNEX-Registered Trademark- because of the greater diagnostic importance of the indications for which it may be suitable (such as myocardial perfusion, when used in conjunction with new ultrasound imaging modalities such as harmonic imaging).

    MBI completed enrollment in its Phase 3 clinical trials for OPTISON-TM- for cardiac function in March 1996. In October 1996, the Company filed a Pre-Market Approval ("PMA") application with the U.S. Food and Drug Administration and on February 24, 1997, the FDA's advisory Radiological Devices Panel recommended approval of the Company's PMA for OPTISON-TM-. The FDA is currently enjoined from continuing any approval or review procedures relating to the Company's PMA until 10 days after the FDA resolves the merits of certain citizens petitions previously filed with the FDA by competitors of the Company. See "Item 3 - Legal Proceedings." Additionally, in March 1997, the Company received acceptance for its OPTISON-TM- Marketing Authorization application in the European Union. For myocardial perfusion, Phase 1 safety and preliminary efficacy studies were completed in July 1995. In March 1996, the Company announced that preliminary analysis of Phase 2 results indicated a 92% concordance between diagnoses of patients with known or suspected heart disease made using dipyridamole-stress nuclear imaging, the current perfusion "gold standard" and dipyridamole-stress harmonic ultrasound imaging using OPTISON-TM-. The Company believes that the use of OPTISON-TM- in routine diagnostic as well as emergency room procedures may significantly reduce the overall cost of patient care by substituting ultrasound for more expensive diagnostic methods such as nuclear imaging and by enabling more accurate screening of patients to determine whether follow-up diagnostic or surgical procedures are required.

    MBI is also developing an oral ultrasound agent, ORALEX-Registered Trademark-, which may be used to image the abdominal area for stomach lesions and pancreatic tumors. ORALEX-Registered Trademark- is currently in Phase 2 clinical trials.

    MBI is collaborating with Mallinckrodt Medical, Inc. ("Mallinckrodt") in the development and commercialization of ALBUNEX-Registered Trademark- and OPTISON-TM-. Mallinckrodt is one of the world leaders in the marketing of contrast imaging agents, with 1995 contrast imaging agent sales of approximately $675 million. The Company has granted Mallinckrodt exclusive marketing rights to ALBUNEX-Registered Trademark- and OPTISON-TM- in the United States, Europe, and certain other territories. The relationship began in 1988 with the execution of a distribution agreement for North and South America and a related investment agreement pursuant to which Mallinckrodt paid the Company approximately $30.0 million.

    The Company and Mallinckrodt expanded their original agreement in September 1995 when the parties entered into an Amended and Restated Distribution Agreement ("ARDA"). ARDA expands the geographic scope and extends the exclusivity of Mallinckrodt's marketing rights. Mallinckrodt at that time also made a $13.0 million equity investment in MBI and committed $20.0 million to the clinical development of OPTISON-TM- and related projects. MBI may receive up to an additional $14.5 million upon meeting certain territorial and product development milestones, of which $3.0 million have been received to date. There can be no assurances, however, that future milestones will be met.

    In December 1996, the Company and Mallinckrodt amended ARDA to further expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX-Registered Trademark-, OPTISON-TM- and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia.

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

    DEVELOP OPTISON-TM- FOR MULTIPLE INDICATIONS. MBI's primary clinical developmental objective is to gain regulatory approval in the United States and abroad for OPTISON-TM- for the diagnosis of multiple cardiac indications, such as cardiac function and myocardial perfusion. Thereafter the Company intends to expand the application of OPTISON-TM- by seeking approval for non-cardiac (radiology) indications. The Company believes that the extensive knowledge that it and Mallinckrodt have gained through the marketing of ALBUNEX-Registered Trademark- regarding the requirements of the medical and third-party payor communities may allow for the more rapid and effective commercialization of OPTISON-TM- and future products.

    DEMONSTRATE COST-EFFECTIVENESS. The Company and Mallinckrodt will continue to design studies to demonstrate the overall cost-effectiveness of using the Company's ultrasound contrast agents. The Company believes that such studies may establish that use of ALBUNEX-Registered Trademark-, OPTISON-TM- and ORALEX-Registered Trademark- can significantly reduce the overall cost of patient care by substituting ultrasound for more expensive diagnostic modalities, and by enabling more accurate screening of patients to determine whether follow-up diagnostic or therapeutic procedures are required.

    NEW PRODUCT DEVELOPMENT. The Company has established significant clinical, regulatory and manufacturing expertise in the development of ALBUNEX-Registered Trademark- and OPTISON-TM-. The Company intends to utilize this expertise in the development of new, proprietary imaging products.

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

    COMPUTED TOMOGRAPHY ("CT"). CT employs x-rays aimed into the body from several different angles to create a computerized static "snapshot" image of soft tissue and bones. CT is used extensively to image the head and neck for injury and disease, and is also used to detect liver cancer and other hepatobiliary diseases. CT may employ injectable contrast agents which absorb x-rays and thereby enhance structural imaging. In 1996, approximately 23.5 million CT examinations were performed in the United States, approximately 44% of which employed a contrast agent. While CT is effective in revealing anatomic detail, it is expensive, does not generally provide real-time images ("moving pictures") or permit the assessment of blood flow, and exposes patients to radiation. CT is rarely used to image the heart.

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

    MAGNETIC RESONANCE IMAGING ("MRI"). MRI creates an image by exposing the body to a radio frequency pulse to which the body's hydrogen atoms respond in a way detectable by the MRI equipment. This information is analyzed by computer and a cross-sectional image is produced. MRI is used primarily to image soft tissues in order to detect tumors, lesions, and injuries. An accurate image is produced, but as with CT, the images are not real-time. In addition, MRI does not generally provide information on blood flow or perfusion of blood into organs and tissues, and is not used to image the heart. In 1996, approximately
8.5 million MRI procedures were performed in the United States, approximately 29% of which used a contrast imaging agent. In 1994, MRI equipment cost up to $2 million.

    NUCLEAR IMAGING. Nuclear imaging requires the injection of radioactive substances into the body. It is typically preceded by a stress echo exam. The radiation is detected by a special camera and analyzed by computer, resulting in a static image that does not depict blood flow. Great care is required in the handling and disposal of radioactive contrast agents. It is used primarily to detect cardiovascular disease, malignancies and soft-tissue tumors. It is also the current "gold standard" used to detect myocardial perfusion. Approximately 10 million nuclear imaging procedures were performed in the United States in 1994, approximately 3.0 million of which were cardiac perfusion studies. In 1996, the median Health Care Finance Administration ("HCFA") reimbursement rate for a nuclear cardiac exam was $850, excluding the cost of any preceding echocardiogram.

    X-RAY ANGIOGRAPHY. Angiography is used to visualize real-time blood flow in the body's vasculature in order to determine the presence of blockages or occlusions in the vessels leading to the heart prior to performing bypass surgery or balloon angioplasty. A catheter is inserted into a vessel or directly into the heart chamber and a contrast agent that is visible using special x-ray detection equipment is injected. This procedure requires a specially-equipped laboratory. It is effective in locating blockages and occlusions, but it is expensive, invasive, and exposes the patient to x-ray radiation. In 1996, approximately 4.5 million angiographic examinations were performed in the United States, with a median HCFA reimbursement rate for a heart angiogram and catheterization procedure of approximately $2,000, excluding the cost of any preceding echocardiogram.

ULTRASOUND IMAGING

    Ultrasound employs low-power, high-frequency sound waves which are directed at the organ to be imaged by placing a generating instrument called a "transducer" on the body near the organ. The sound waves are reflected off of the organ or tissue back to the ultrasound machine. The ultrasound machine reads the reflected sound waves and produces a cross-sectional real-time "moving picture" image of the targeted organ. Ultrasound is used to image the heart, liver, kidneys, gall bladder, pancreas, other abdominal structures, blood vessels, and the reproductive system, and is also being investigated for use with brain and breast examinations. Cardiac ultrasound examinations are called "echocardiograms." Non-cardiac diagnostic ultrasound examinations are referred to as "radiology" indications or applications. The advantages of ultrasound include:

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

    - LARGE INSTALLED BASE. There is a large installed base of ultrasound machines throughout the world. In 1995, there were approximately 56,000 machines installed in the United States. Several large manufacturers such as Hewlett-Packard, ATL, Acuson and Toshiba compete in the ultrasound hardware market.

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

    "Conventional" ultrasound imaging sends and receives sound waves at a single frequency; this is called the "fundamental" frequency. The Company's products are being tested with new ultrasound techniques which, although currently not widely available, may find acceptance in diagnostic imaging over the next several years. The most significant of these new techniques is "harmonic imaging." Researchers have discovered that if the ultrasound machine's transducer is modified to read the sound waves returning from the imaged area at a multiple ("harmonic") of the outgoing fundamental frequency, and if a contrast agent is used, the resulting image can provide more complete information on blood flow and structures in the scanned area than is available with a standard ultrasound exam. This is because the microspheres generate a harmonic signal significantly stronger than that generated by the tissue, resulting in a significantly enhanced signal-to-noise ratio. Acuson's Sequoia-Registered Trademark- system currently in use was designed to perform harmonic imaging. Hewlett-Packard Company's Sonos 2500 LE is currently undergoing 510k review by the Food and Drug Administration for its harmonic-imaging capabilities.

PRODUCTS AND MARKETS

ALBUNEX-Registered Trademark- AND OPTISON-TM- MICROSPHERE TECHNOLOGY

    Both ALBUNEX-Registered Trademark- and OPTISON-TM- are ultrasound contrast imaging agents consisting of gas-filled human albumin microspheres manufactured using MBI's proprietary process. They are injected into an arm vein and pass through the bloodstream to the right atrium and ventricle of the heart, where they are pumped through the lungs and into the left atrium and ventricle of the heart. The left ventricle is the chamber of the heart that pumps oxygenated blood arriving from the lungs out to the rest of the body and is the portion of the heart that is of the greatest clinical interest in the diagnosis of heart disease.

    ALBUNEX-Registered Trademark- microspheres are air-filled, while
OPTISON-TM- microspheres are filled with an insoluble gas, perfluoropropane. The use of ALBUNEX-Registered Trademark- and OPTISON-TM- as ultrasound imaging contrast agents relies on the greater acoustic reflectivity of the microspheres relative to blood, which does not reflect sound waves well and is effectively invisible to ultrasound imaging, and relative to the tissues to which the blood carries the microspheres. Areas where ALBUNEX-Registered Trademark- or OPTISON-TM- are present will appear brighter and clearer than areas where no agent is present. The contrast effect between the blood containing the microspheres and the surrounding tissues enhances the ability to detect blood flow using ultrasound imaging and permits the resolution of subtle differences in the density of the target tissue structures.

    ALBUNEX-Registered Trademark- consists of a 5% albumin solution (in saline) in which the air-filled microspheres are suspended. Human albumin is a protein extracted from human blood which has been used as a blood expander for many years. ALBUNEX-Registered Trademark- is compatible with the human body and is rapidly metabolized by the liver, and has been given to over 30,000 patients worldwide with no clinically significant side effects. OPTISON-TM-, which uses a 1% albumin solution, has exhibited a safety profile in clinical studies equivalent to that of ALBUNEX-Registered Trademark-.

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

    In 10-15% of the echocardiograms performed annually in the United States, the location of the wall of the left ventricle, or "endocardial border," cannot be satisfactorily visualized or its location appears ambiguous. When sufficient numbers of ALBUNEX-Registered Trademark- microspheres reach the left ventricle, the acoustical reflectivity of ALBUNEX-Registered Trademark- in the chamber permits the endocardial border to be seen by defining the walls of the chamber, or "endocardial border delineation." This delineation in turn permits visualization of the movement of the walls of the chamber as the heart beats, or "regional wall motion." Information regarding endocardial border delineation and regional wall motion are important for diagnostic purposes. If the chamber walls appear thicker than normal or are not moving normally, it is a potential indicator that the surrounding heart muscle is not receiving sufficient blood or is abnormal in some other way, which, in turn, may indicate an infarction (heart attack), stenosis (partial blockage of an artery) or other abnormal condition.

STRESS ECHO. ALBUNEX-Registered Trademark- is effective in assessing endocardial border definition and regional wall motion in only approximately 60% of patients with cardiovascular disease and other cardiac conditions when administered under resting conditions. The Company believes that ALBUNEX-Registered Trademark- improves the assessment of cardiac function in a significantly greater percentage of patients in "stress echo" exams. A "stress echo" exam is an echocardiogram in which the patient is subjected to a treadmill or other stimulus that increases his or her heart rate. The Company believes that the enhanced efficacy of ALBUNEX-Registered Trademark- using stress echo is explained by the faster passage of ALBUNEX-Registered Trademark- through the lungs to the left ventricle in the course of a stress echo exam which allows more ALBUNEX-Registered Trademark- microspheres to reach the heart chamber.

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

    ALBUNEX-Registered Trademark- may permit the use of ultrasound imaging to assess FTP, potentially avoiding both surgery and the introduction of radiation into the patient's reproductive system. In February of 1997, Mallinckrodt received unanimous recommendation for approval from the Radiology Device Advisory Panel of the United States Food and Drug Administration for ALBUNEX-Registered Trademark- for assessment of FTP. Mallinckrodt received an approvable letter on March 20, 1997 from the FDA for ALBUNEX-Registered Trademark- for the assessment of FTP.

OPTISON-TM-

    OPTISON-TM- consists of perfluoropropane-filled albumin microspheres of approximately the same size and concentration as ALBUNEX-Registered Trademark-. Because perfluoropropane is insoluble in blood, the microspheres in OPTISON-TM-have greater durability and remain intact in the bloodstream for over 5 minutes, versus 35 to 40 seconds for ALBUNEX-Registered Trademark-. This greater durability permits more of the microspheres to pass from the right side of the heart, through the microvasculature of the lungs, and into the left side of the heart. As a result, OPTISON-TM- is superior to ALBUNEX-Registered Trademark- in its ability to measure endocardial border delineation and regional wall motion using ultrasound. More importantly, the durability of the OPTISON-TM-microspheres allow them to circulate into the heart muscle and may permit the assessment of myocardial perfusion using ultrasound.

    CARDIAC FUNCTION. Clinical studies have demonstrated that OPTISON-TM- is more effective than ALBUNEX-Registered Trademark- in visualizing blood flow in the chambers of the heart, including the delineation of endocardial borders and the assessment of regional wall motion. Clinical studies demonstrated a high success rate for this indication in cases of suboptimal chamber wall imaging in both stressed and non-stressed patients. OPTISON-TM-has demonstrated efficacy at a much lower dose than is required for ALBUNEX-Registered Trademark-, with an equivalent safety profile. The Company received an unconditional recommendation for approval from the Radiology Device Panel of the FDA for OPTISON-TM-.

    MYOCARDIAL PERFUSION. Clinical studies indicate that the longer circulation time of the perfluoropropane-filled microspheres in OPTISON-TM-allows a physician to assess myocardial perfusion using ultrasound. The Company conducted a Phase 1 safety study which demonstrated a safe dosing range of many times the expected efficacious dose and also showed myocardial perfusion in healthy patients using a dose as low as 0.5 cc, versus 10-20 cc for an efficacious dose of ALBUNEX-Registered Trademark- to assess cardiac function. Analysis of Phase 2 results indicated a 92% concordance between diagnoses of patients with known or suspected heart disease made using dipyridamole-stress nuclear imaging, the current perfusion "gold standard," and dipyridamole-stress harmonic ultrasound imaging using OPTISON-TM-. The Company's remaining Phase 2 and future Phase 3 studies will be designed to evaluate, among other things, myocardial perfusion in cardiac patients using ultrasound at both fundamental and harmonic frequencies.

    Myocardial perfusion is important because it provides oxygenated blood to the heart muscle. If OPTISON-TM- is not detected in a portion of the heart muscle, or not detected with the expected level of intensity, it means that a portion of the muscle is not receiving enough blood ("ischemia"). This finding may be diagnostic of several conditions, including coronary arterial stenosis and myocardial infarction.

    The ability rapidly to assess the condition of the heart using OPTISON-TM-may also prove efficacious and cost-effective in the emergency room and in the subsequent treatment of heart attacks. For example, a patient arriving at the emergency room complaining of chest pain may be quickly assessed using ultrasound with OPTISON-TM-. If no perfusion defect is seen in the heart, a myocardial infarction may be ruled out. Where a perfusion defect is detected using OPTISON-TM-, the Company believes that information regarding its severity, size and location may assist the physician in determining the patient's condition. A patient with an extensive infarction may be sent immediately for an angiogram and even emergency angioplasty. A patient with a less severe infarction may be given a thrombolytic (clot-dissolving) agent. This patient may then undergo an additional OPTISON-TM- echocardiogram to see whether the affected area of the heart muscle has reperfused; that is, whether the thrombolytic agent was successful in treating the condition. If the OPTISON-TM-echocardiogram shows that the muscle has reperfused, the physician would not have to order any additional emergency procedures and conventional treatment might begin. Subsequent OPTISON-TM- echocardiograms may be used to assess the effectiveness of the post-emergency-room treatment; for example, how the heart muscle has responded to different medications, changes in diet, exercise program, weight loss and other therapies.

    The Company believes that the assessment of myocardial perfusion may also be important in screening high-risk patients prior to general surgery or other potentially stressful treatment regimens. For example, a surgeon may wish to assess whether an elderly or weakened patient is capable of surviving the particular surgery or treatment without a cardiac incident. An OPTISON-TM-echocardiogram may be safely administered to assist the physician in making this determination.

    Commercialization of OPTISON-TM- for myocardial perfusion may require the conversion of present ultrasound equipment to harmonic imaging frequencies. Although the Company is aware of efforts to develop commercial harmonic modules for attachment to existing ultrasound machines as well as efforts to develop new harmonic imaging machinery by several hardware manufacturers, there can be no assurance that any of these current efforts will be successfully commercialized.

    RADIOLOGY INDICATIONS. The stability of the OPTISON-TM- microspheres renders the product potentially suitable for a much greater range of indications than ALBUNEX-Registered Trademark-. In preclinical studies, OPTISON-TM- has been shown to perfuse the liver, permitting the detection of tumors and lesions using ultrasound. Preliminary animal studies have shown OPTISON-TM- is able to perfuse the kidneys, ovaries, prostate, testes and peripheral intracranial vessels. Clinical studies are planned to evaluate the use of OPTISON-TM- in the detection of liver pathology relative to the current imaging "gold standard" for analyzing liver pathology.

    OPTISON-TM- enjoys several other potential advantages. In clinical studies, OPTISON-TM- has achieved greater efficacy at a fraction of the dose of ALBUNEX-Registered Trademark- required for the assessment of cardiac function. The Company expects that this low dosage will make OPTISON-TM- attractive to the patient as well as the doctor. In addition, OPTISON-TM- uses a 1% albumin solution, compared to a 5% albumin solution required for ALBUNEX-Registered Trademark-. The lower dose required and the lesser amount of albumin used may lower MBI's per-unit manufacturing cost and may allow for the production of more doses of OPTISON-TM- than ALBUNEX-Registered Trademark- using equivalent manufacturing capacity. The stability of the OPTISON-TM- microsphere also makes the product easier to manufacture than ALBUNEX-Registered Trademark-.

ORALEX-Registered Trademark-

    The Company is developing ORALEX-Registered Trademark-, an oral ultrasound contrast agent intended to enhance images of the abdomen, including the small bowel, stomach lining and structures adjoining the stomach, in particular the pancreas.

    Gas in the stomach interferes with ultrasound images of the abdominal area by reflecting nearly all of the sound waves. If the ultrasound "noise" caused by this gas can be removed, the stomach wall can be more effectively visualized and the stomach itself can become an "acoustic window" to organs next to it which are difficult to visualize, such as the pancreas. ORALEX-Registered Trademark-is a polydextrose solution which is administered orally and which may displace gas in the stomach for up to 30 minutes. This period of displacement could be sufficient to permit effective ultrasound imaging. The Company is evaluating the use of ORALEX-Registered Trademark- to make ultrasound imaging as useful for diagnostic purposes as costlier and more complex procedures such as CT and more invasive procedures such as endoscopy.

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

    ORALEX-Registered Trademark- is presently in a Phase 2 safety and efficacy study. This study, which is expected to be completed by the end of 1997 is designed to evaluate the use of ORALEX-Registered Trademark- for the visualization of the stomach lining and the early detection of pancreatic disease. An earlier Phase 1 study did not reveal any clinically significant side effects.

    The Company is seeking a marketing and development partner for ORALEX-Registered Trademark-. Because of the Company's primary commitment to ALBUNEX-Registered Trademark- and OPTISON-TM-, it has determined that it will begin Phase 3 clinical trials for ORALEX-Registered Trademark- only when it has found a collaborative partner to fund a significant portion of the necessary clinical and regulatory activities.

OTHER RESEARCH AND DEVELOPMENT

    The Company's research and development activities seek improvements to existing products and development of new contrast agents. The Company also continues to develop process improvements to secure the efficient supply of its products for developmental and commercial use.

    The Company has identified a non-ultrasound imaging agent employing iodinated triglycerides ("ITG") to target hepatocytes (liver cells) to provide a site-specific contrast agent for CT, which is not effective in identifying the very early stages of liver cancer even with the use of traditional iodinated x-ray contrast agents. The Company believes that ITG may have the potential to be a contrast agent that would make consistent early identification by CT possible. The Company holds an exclusive license from the University of Michigan for patents relating to the ITG technology which requires the Company to exercise diligence in the development and commercialization of ITG. In view of this contractual requirement, if the Company does not enter into a collaborative development relationship with a partner and determines that it will no longer invest its own resources in the development of ITG, the Company's license from the University of Michigan will terminate. At present, the Company continues to develop the product and is actively pursuing a marketing and development partner.

MARKETING AND LICENSE AGREEMENTS

    MALLINCKRODT MEDICAL, INC. MBI's distribution agreement with Mallinckrodt forms the basis of its product development and marketing program for ALBUNEX-Registered Trademark- and OPTISON-TM-.

    In December 1988, the Company entered into a distribution agreement with Mallinckrodt granting it the exclusive marketing and distribution rights for ALBUNEX-Registered Trademark- and gas-filled albumin microspheres in North and South America. Mallinckrodt paid the Company $6.0 million and agreed to pay the Company a further $21.0 million based on the successful completion of certain product development and regulatory milestones. Mallinckrodt also paid the Company $3.0 million for 181,818 unregistered shares of the Company's Common Stock. Under the distribution agreement, the Company is responsible for conducting clinical trials and securing regulatory approvals of the licensed products in the United States for cardiac indications, and Mallinckrodt is responsible for conducting clinical trials and securing regulatory approvals in the United States for non-cardiac indications and is responsible for conducting all clinical trials and securing approvals in the other countries in Mallinckrodt's territory. The Company manufactures all licensed products for sale to Mallinckrodt at a price generally equal to 40% of Mallinckrodt's quarterly average selling price to end users. If the Company declines to manufacture ALBUNEX-Registered Trademark- or OPTISON-TM- for Mallinckrodt because the quarterly average selling price falls below a level specified in the Company's distribution agreement with Mallinckrodt or the proposed initial price in a new market or for a new indication is below the specified level, or if the Company is unable to manufacture ALBUNEX-Registered Trademark- or OPTISON-TM- in sufficient quantities to satisfy Mallinckrodt's orders on a timely basis, Mallinckrodt may exercise certain contingent manufacturing rights. MBI will receive a royalty of 5-10% on Mallinckrodt's sales of ALBUNEX-Registered Trademark- or OPTISON-TM- which Mallinckrodt has manufactured. The distribution agreement lasts for the life of the licensed patents and, prior to amendment in September 1995, granted Mallinckrodt exclusive rights for five years following the first commercial sale of ALBUNEX-Registered Trademark- in the United States, after which MBI was granted the assignable right to co-market the licensed products. In accordance with the distribution agreement, the Company undertook to acquire license rights from a third party to a United States patent for certain related technology. The Company acquired these rights in February 1991, and in connection with this acquisition the Company and Mallinckrodt agreed to pay royalties to the licensor of 0.8% and 1.2%, respectively, on the net sales of ALBUNEX-Registered Trademark- in the United States.

    The Company's relationship with Mallinckrodt was strengthened and expanded in September 1995 when the parties entered into an Amended and Restated Distribution Agreement ("ARDA"). ARDA expands the geographic scope of Mallinckrodt's exclusive right to market the licensed products to include all of the countries of the world other than those covered by the Company's then existing license agreements with Shionogi and Nycomed and extends the duration of Mallinckrodt's exclusive rights to the later of July 1, 2003 or three years after the date that the Company obtains approval from the FDA to market OPTISON-TM- for an intravenous myocardial perfusion indication. Mallinckrodt agreed to pay the Company $20.0 million over four years beginning in October 1995 to support clinical trials of OPTISON-TM-, related regulatory submissions and associated product development and to pay up to an additional $14.5 million upon the satisfaction of certain territorial and product development milestones.

    ARDA requires the Company to spend at least $10.0 million for clinical trials to support regulatory filings with the FDA for cardiac indications of OPTISON-TM-. The Company's expenditures will be made in accordance with the directions of a joint steering committee which the Company and Mallinckrodt have established in order to coordinate the development and regulatory approval of OPTISON-TM-.

    Under a related investment agreement, Mallinckrodt purchased 1,118,761 shares of the Company's Common Stock for $13.0 million at a premium of 40% above the then-prevailing market price. In addition, ARDA grants the Company the option to repurchase all of the shares of the Company's Common Stock that Mallinckrodt purchased under the related investment agreement for $45.0 million, subject to various price adjustments. This option is exercisable from the later of July 1, 2000, or the date that the FDA approves OPTISON-TM-for a myocardial perfusion indication, through the later of the third anniversary of such approval or June 30, 2003. If the Company exercises this option, the Company or its assignee may co-market licensed products in all of the countries covered by ARDA.

    In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX-Registered Trademark-, OPTISON-TM- and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia. Under the amendment to ARDA, Mallinckrodt agreed to pay fees of up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45% of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4 million payment to the Company). There can be no assurance, however, that this milestone will be satisfied.

    SHIONOGI & CO., LTD. In March 1989, the Company entered into a license and cooperative development agreement with Shionogi, of Osaka, Japan. Under this agreement, the Company granted Shionogi exclusive marketing and distribution rights for ALBUNEX-Registered Trademark- and other gas-filled albumin microsphere products in Japan, Taiwan and South Korea. Shionogi paid the Company $10.0 million and agreed to pay a further $21.0 million (of which $13.0 million had been paid as of March 31, 1996) over the next several years based on Shionogi's successful completion of certain product development and regulatory milestones. In September 1996, the Company and Shionogi entered into an agreement pursuant to which the Company reacquired all product rights from Shionogi. Under this agreement, which also settled pending claims by the parties against each other, the Company paid $3 million to Shionogi and will pay an additional $5.5 million over the next three years. See "Item 3 -- Legal Proceedings."

    NYCOMED IMAGING AS. In December 1987, the Company entered into a license agreement with Nycomed's predecessor, Nycomed AS, of Oslo, Norway. Under this agreement, the Company granted Nycomed exclusive developmental, manufacturing, and marketing rights for ALBUNEX-Registered Trademark- and other gas-filled albumin microsphere ultrasound imaging agents in the territory comprising Europe, the former Soviet Union, Africa and the Middle East. India was later added to this territory. While Nycomed performed substantial manufacturing and clinical development work on ALBUNEX-Registered Trademark- (called "Infoson" by Nycomed), the Company and Nycomed concluded that their respective strategic interests were best served by the Company's reacquisition of Nycomed's product rights, and in October 1995 the parties entered into an amendment of their agreement that effectively returned these rights to the Company. The Company agreed to pay Nycomed $2.7 million plus 45% of any amounts in excess of $2.7 million that the Company receives in payment for the transfer of marketing rights in the former Nycomed territory to a third party. The Company also agreed to pay Nycomed a royalty of 21/2% on the first $30.0 million of annual sales of licensed products and 31/2% on any annual sales in excess of $30.0 million.

    FEINSTEIN LICENSE. In November 1986, the Company entered into a license agreement under which it acquired the exclusive right to develop, use and sell any products derived from patents and applications owned by Stephen B. Feinstein, M.D. covering sonicated gas-filled albumin microspheres used for imaging and any future related patents and applications. In June 1989, this agreement was restructured. The Company paid the licensor $4.5 million as an additional license fee and $2.0 million as a prepayment of royalties to be earned on the first $66.7 million of sales of the licensed products in the United States, and the royalty rate on sales of licensed products was reduced from 6% to 3% on worldwide net sales by the Company (and United States sales by a sublicensee) and from 21/2% to 11/4% on net sales by sublicensees outside of the United States. Under the restructured agreement, the Company is required to pay minimum royalties each year, increasing from $100,000 in 1994 to $600,000 in 1999 and subsequent years.

    ITG AGENT. In November 1991, the Company entered into an exclusive license agreement with the University of Michigan for certain patents relating to the Company's ITG CT agent under development. The Company paid a license fee of $20,000 and pays an annual license maintenance fee of $15,000. The Company agreed to pay a royalty of from 21/2% to 6% on net sales of licensed products, depending upon the jurisdiction and status of the particular product, and also agreed to make annual minimum royalty payments increasing from $25,000 to $150,000.

PATENTS AND TRADEMARKS

    The Company considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive program of patent and trademark prosecution for its products both in the United States and in other countries where the Company believes that significant market opportunities exist.

    The Company has an exclusive license to certain United States and foreign patents relating to gas-filled sonicated albumin microspheres from Steven B. Feinstein, M.D. See "Business - Marketing and Licensing Agreements - Feinstein License." The Company itself owns additional United States and foreign patents covering ALBUNEX-Registered Trademark- that broaden the product coverage of its license. Certain of these additional patents cover the Company's continuous flow sonication manufacturing process. The European equivalents of these manufacturing patents were challenged in an opposition proceeding brought by Andaris Ltd. which was decided in the Company's favor in January 1996. Andaris has appealed the decision. Andaris has also filed an opposition against the Company's ALBUNEX-Registered Trademark- composition patent in Europe, and Andaris and two other parties have filed a similar opposition in Japan. No hearing date has been set in these latter two oppositions.


    The Company has also filed several United States and foreign patent applications relating specifically to OPTISON-TM- and associated products. The Company has received notices of allowances of certain of the United States applications. The Company is not aware of any opposition proceedings relating to its foreign applications.

    The Company has received a patent covering its method of manufacturing gas-filled albumin microspheres using a milling process under development. The Company believes that this process may be more reliable and efficient than the sonication process that the Company currently uses. The Company has also received patents on other perfluorocarbon-based technology.

    The Company owns a United States patent covering ORALEX-Registered Trademark- and has several foreign applications pending. The Company has also filed patent applications relating to several early-stage development products. The Company is uncertain whether these applications will result in issued patents or whether the covered products can or will be commercialized.

    The last-to-expire of the Company's key United States patents covering ALBUNEX-Registered Trademark-and OPTISON-TM- expires in 2008, and subject to the outcome of the oppositions previously described, the last-to-expire of the Company's key European patents covering ALBUNEX-Registered Trademark- and OPTISON-TM- expires in 2009. If patents issue on the Company's pending applications, the Company's patent protection for OPTISON-TM- will be extended beyond 2008 in the United States and beyond 2009 in Europe. In the United States, a patent issued on an application filed before June 8, 1995 is enforceable for 17 years from the date of issuance or 20 years from the effective date of filing, whichever is longer. A patent issued on an application filed on or after June 8, 1995 is enforceable for 20 years from the effective date of filing.

    The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that the Company will receive patents for all or any of the claims included in its pending or future patent applications, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that existing or future patents of third parties will not have an adverse effect on the Company's ability to commercialize its products. Moreover, there can be no assurance that third parties will not independently develop similar products, duplicate one or more of the Company's products or design around the Company's patents.

    The Company's commercial success also will depend in part upon the Company's not infringing patents issued to third parties. There can be no assurance that patents issued to third parties will not require the Company to alter its products or manufacturing processes, pay licensing fees, or cease development of its current or future products.

    Litigation or administrative proceedings may be necessary to enforce the Company's patents, to defend the Company against infringement claims or to determine the priority, scope and validity of the proprietary rights of third parties. Any such litigation or administrative proceedings could result in a substantial cost to the Company, and an unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operation. Moreover, there can be no assurance that, in the event of an unfavorable outcome in any litigation or administrative proceedings involving infringement claims against the Company, the Company would be able to license any proprietary rights that it requires on acceptable terms or at all. The Company's failure to obtain a license that it requires to commercialize one of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has become aware of several United States patents issued to other companies covering various attributes of perfluorocarbon-containing imaging agents such as OPTISON-TM-. Certain of these companies also are pursuing foreign patent protection. Some of these companies are developing or may be developing ultrasound contrast imaging agents that would compete with OPTISON-TM-.

    The patents and patent applications of these other companies involve a number of complex legal and factual issues that are currently unresolved. The Company believes that there may be a substantial overlap among many of the claims in their patents and that it is likely that there will be administrative proceedings or litigation in the United States and abroad to adjudicate their conflicting rights. The Company believes that it could become a party to one or more of these actions, which could take several years to conclude and could result in a substantial cost to the Company.

    The Company believes that, for a variety of reasons, its commercialization of OPTISON-TM- will not infringe any valid patent held by one of these other companies. Depending upon the particular patent claim, these reasons include
(i) differences between OPTISON-TM- and the subject of the claim, (ii) the invalidity of the claim due to the existence of prior art, (iii) the inadequacy of the claim's specifications and (iv) lack of enablement. The Company intends to challenge the validity of any such patent granted to one of the other companies if the patent is asserted against the Company, and the Company will enforce its own patents if any product of one of the other companies infringes the Company's patent claims.

    If any patent granted to one of the other companies is asserted against the Company, litigation or administrative proceedings may be necessary to defend the Company against infringement claims or to determine the priority, scope and validity of the other company's proprietary rights. Any such litigation or administrative proceedings could result in a substantial cost to the Company; and given the complexity of the legal and factual issues, the inherent vicissitudes and uncertainty of litigation, and other factors, there can be no assurance of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that, in the event of an unfavorable outcome, the Company would be able to obtain a license to any proprietary rights that may be necessary to commercialize OPTISON-TM-, either on acceptable terms or at all. If the Company were required to obtain a license necessary to commercialize OPTISON-TM-, the Company's failure or inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has obtained registered trademarks for "ALBUNEX" and "ORALEX" in the United States and in various foreign countries. Additionally Malinckrodt has filed for a trademark for "OPTISON". There can be no assurance that the Company's registered or unregistered trademarks and trade names will not infringe on the proprietary rights of third parties.

    The Company also relies on unpatented trade secrets, proprietary know-how and continuing technological innovation which it seeks to protect by, in part, confidentiality agreements with its employees, consultants, investigators and others. There can be no assurance that these agreements will not be breached, that the Company would have an adequate remedy for any breach or that the Company's trade secrets or know-how will not otherwise become known or independently discovered by third parties.

MANUFACTURING

    The Company manufactures ALBUNEX-Registered Trademark- for commercial sale in the United States and Japan in its aseptic plant at its principal San Diego facility. The plant employs the Company's patented continuous-flow sonication process in which air is introduced to the sterile albumin solution and the mixture is subjected to high-energy sound waves. This treatment denatures the albumin protein and facilitates a process known as "cavitation" in which the stable air-filled microspheres are created. The Company believes that its current facilities will provide sufficient production capacity for ALBUNEX-Registered Trademark- for the foreseeable future. The Company has also completed construction of additional capacity at its aseptic plant for the production of OPTISON-TM- and believes that this new facility will provide production capacity for the foreseeable future.

    The Company has been able to meet all orders for ALBUNEX-Registered Trademark- received to date from Mallinckrodt. Although occasional production difficulties have been experienced, the Company believes these difficulties to be typical of the startup commercial-scale manufacture of any new product, especially one that relies on aseptic processes. The Company believes that its manufacturing reliability will continue to improve and that it will not experience any significant difficulty in manufacturing ALBUNEX-Registered Trademark- in compliance with the FDA's Good Manufacturing Practices.

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

    The Company anticipates that it will face increased competition in the future as new products enter the market and advanced technologies become available. The Company expects to compete against a number of companies, many of which have substantially greater financial, technical and human resources than the Company and may be better able to develop, manufacture and market products. In addition, many of the Company's existing or potential competitors have extensive experience in research, preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing their products, or are allied with major pharmaceutical companies that can afford them these advantages. As a result, competitors may develop and introduce competitive or superior products more rapidly than the Company. While the Company was the first to obtain FDA approval of an ultrasound contrast agent, ALBUNEX-Registered Trademark-, the Company expects that one or more of these competitors will develop products that will be approved for an indication or indications covered by ALBUNEX-Registered Trademark- or OPTISON-TM-, including the assessment of cardiac function and myocardial perfusion. One or more of these products may prove superior to the Company's products or may be approved for sale prior to the approval for sale of OPTISON-TM-. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective than any products that may be developed by the Company. Competitive products may render the Company's technology and products obsolete or noncompetitive.

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

    In the United States, medical devices are classified into one of three classes (Class I, II, or III) based on the controls deemed necessary by the FDA reasonably to assure their safety and efficacy. ALBUNEX-Registered Trademark- and OPTISON-TM- have been classified as Class III devices, which means that they must receive extensive premarketing review in which their safety and efficacy will be evaluated, followed by formal approval by the FDA. There can be no assurance that the FDA will continue to classify ALBUNEX-Registered Trademark- and OPTISON-TM- as devices rather than as drugs. See "Item 3 - Legal Proceedings."

    On April 14, 1997, three lawsuits were filed by Bracco Diagnostics, Inc., DuPont Merck Pharmaceutical Co., ImaRx Pharmaceutical Corp. and Sonus Pharmaceuticals, Inc. against the United States Food and Drug Administration (the "FDA") seeking a preliminary and permanent injunction to keep the FDA from approving the Company's pre-market approval application ("PMA") for OPTISON-TM-. The lawsuits allege that the FDA acted in an arbitrary and capricious manner in its review of the parties' ultrasound contrast agents and requested the FDA to review all ultrasound contrast agents in a consistent manner.

    On April 21, 1997, United States District Court Judge Paul L. Friedman of the United States District Court for the District of Columbia entered an order enjoining the FDA from continuing any approval or review procedures relating to the Company's PMA for OPTISON-TM-, the Company's second-generation contrast agent for cardiac ultrasound imaging, until 10 days after the FDA resolves the merits of citizen petitions previously filed with the FDA by the plaintiffs. These citizen petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiff's contrast agents under development are currently classified) or as medical devices (as the Company's ALBUNEX-Registered Trademark- and OPTISON-TM- are currently classified). On February 24, 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON-TM-. As described in Judge Friedman's opinion accompanying his order, the purpose of the order was to grant "a limited injunction to preserve the status quo pending a decision by the FDA as to how to treat all ultrasound contrast agents, whether as medical devices or as drugs, or to provide a rational explanation for the different treatment of the products at issue". Judge Friedman's order thus identically enjoins the FDA from continuing any approval or review procedures relating to any of the plaintiff's respective products until 10 days after the FDA resolves the merits of the plaintiff's citizen petitions.

    The process of obtaining FDA approval of new products like ALBUNEX-Registered Trademark-, OPTISON-TM-, and ORALEX-Registered Trademark-, involves many steps. Results of laboratory and animal tests to determine efficacy and safety, including potential toxicity, are submitted to the FDA as part of an application for an investigational device exemption ("IDE") before clinical trials on humans can begin. After completion of clinical trials, a PMA, in the case of medical devices, must be submitted to the FDA for review and approval before commercial marketing and sale may begin. In addition, a supplement to a PMA, including supporting clinical data, is required before a company may commercialize an approved medical device for a new indication.

    As Class III devices, ALBUNEX-Registered Trademark- and OPTISON-TM- are required to undergo the PMA process. A PMA must be supported by valid scientific evidence which typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required, the sponsor of the trial is required to file an IDE with the FDA prior to beginning human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and the appropriate institutional review boards, human clinical trials may begin at a specific sites with a specific number of patients, as specified in the approved protocol. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make any change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

    Any devices manufactured or distributed by the Company pursuant to FDA approvals are subject to pervasive and continuing regulations by the FDA and certain state agencies. The FDA often requires device manufacturers, including the Company in the case of ALBUNEX-Registered Trademark-, to conduct postmarketing surveillance studies following PMA approval to further evaluate the safety and effectiveness of the device. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated use for which the product may be marketed. In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufactures must comply. Product approvals could be withdrawn for failure to comply with regulatory standards or as a result of the occurrence of unforeseen safety or effectiveness problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current GMP requirements, which include testing, control and documentation requirements. The Company is also required to register with the FDA and with state agencies such as the California Department of Health Services as a medical device manufacturer and to list its products with the FDA. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affecting the timing of, future approvals or clearances.

    The FDA and equivalent foreign agencies have significant discretion in their conduct of each stage of the regulatory process. Adverse decisions are effectively unappealable, and agency delays are an unfortunate fact of life for companies they regulate.

    The Company also intends to sell ALBUNEX-Registered Trademark- and OPTISON-TM- in foreign countries. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval and the FDA must approve the export of devices that require a PMA but are not yet approved domestically. ALBUNEX-Registered Trademark- is currently approved for export to Japan.

    Labeling, advertising and other promotional activities are subject to scrutiny by the FDA and in certain instances by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses, sometimes called "off-label" uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities.

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

    Even if a device has received approval or clearance for marketing by the FDA, there is no assurance that Medicare or other third-party payors will cover the device or related services. Also, Medicare may place certain restrictions on the circumstances in which coverage will be available. In making such coverage determinations, the Health Care Financing Administration ("HCFA"), which administers the Medicare program, and HCFA's contractors consider, among other things, peer-reviewed articles concerning the safety and effectiveness of the device, the opinions of medical specialty societies, and input from the FDA, the National Institutes of Health, and other government agencies. There is no assurance that the Company's products will be covered by Medicare and other third-party payors.

    Failure by hospitals and physicians to receive what they consider to be adequate reimbursement for procedures in which the Company's products are used would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of March 31, 1997, the Company had 140 full-time employees, including 7 officers. Approximately 35 of the Company's employees were involved directly in scientific research and development activities. Of these employees, 14 held Ph.D. or M.D. degrees. The Company considers its relations with its employees to be good, and none of its employees is a party to a collective bargaining agreement.

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

ITEM 3.       LEGAL PROCEEDINGS

    In February and March 1996, Shionogi, the Company's former marketing partner for ALBUNEX-Registered Trademark- and OPTISON-TM- in Japan, Taiwan and South Korea, and the Company respectively served each other with notices of breach of the MBI-Shionogi license and cooperative development agreement, and in early April 1996, Shionogi purported to terminate the agreement. In April 1996, Shionogi filed a demand with the American Arbitration Association ("AAA") for arbitration of Shionogi's claim for damages. The Company in turn filed a demand with AAA for arbitration of the Company's claims for compensatory and consequential damages.

    In September 1996, the Company and Shionogi entered into a settlement agreement and mutual release ("Settlement Agreement"), whereby the parties settled all the issues pending in the arbitration without an admission of liability or fault by either party. Under the terms of the Settlement Agreement, the Company reacquired all of its rights to manufacture, market and sell ALBUNEX-Registered Trademark- and OPTISON-TM- in the territory, consisting of Japan, South Korea and Taiwan previously licensed to Shionogi. Pursuant to the Settlement Agreement, the Company paid $3 million to Shionogi and will pay an additional $5.5 million over the next three years.

    On April 14, 1997, three lawsuits were filed by Bracco Diagnostics, Inc., DuPont Merck Pharmaceutical Co., ImaRx Pharmaceutical Corp. and Sonus Pharmaceuticals, Inc. against the United States Food and Drug Administration (the "FDA") seeking a preliminary and permanent injunction to keep the FDA from approving the Company's pre-market approval application ("PMA") for OPTISON-TM-. The lawsuits allege that the FDA acted in an arbitrary and capricious manner in its review of the parties' ultrasound contrast agents and requested the FDA to review all ultrasound contrast agents in a consistent manner.

    On April 21, 1997, United States District Court Judge Paul L. Friedman of the United States District Court for the District of Columbia entered an order enjoining the FDA from continuing any approval or review procedures relating to the Company's PMA for OPTISON-TM- until 10 days after the FDA resolves the merits of citizen petitions previously filed with the FDA by the plaintiffs. These citizen petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiff's contrast agents under development are currently classified) or as medical devices (as the Company's ALBUNEX-Registered Trademark- and OPTISON-TM- are currently classified). On February 24, 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON-TM-. As described in Judge Friedman's opinion accompanying his order, the purpose of the order was to grant "a limited injunction to preserve the status quo pending a decision by the FDA as to how to treat all ultrasound contrast agents, whether as medical devices or as drugs, or to provide a rational explanation for the different treatment of the products at issue". Judge Friedman's order thus identically enjoins the FDA from continuing any approval or review procedures relating to any of the plaintiff's respective products until 10 days after the FDA resolves the merits of the plaintiff's citizen petitions.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information concerning the names, ages and titles of the Company's executive officers as of the date of this report, is included in accordance with General Instruction G(3) of Form 10-K:

    NAME                          AGE  POSITION

    Kenneth J. Widder, M.D. . .   44   Chairman of the Board
    Bobba Venkatadri. . . . . .   53   President and Chief Executive Officer
    Gerard A. Wills . . . . . .   40   Vice President, Finance, Chief Financial
                                       Officer
    James L. Barnhart, Ph.D . .   54   Vice President, Research
    Allan H. Mizoguchi, Ph.D. .   52   Vice President, Clinical and Quality
    William I. Ramage, D. Phil.   43   Vice President, Marketing
    Howard Dittrich, M.D. . . .   43   Vice President, Research/Medical &
                                       Regulatory Affairs

    As of March 31, 1997, Dr. Widder also served as the Company's Chief Executive Officer and Mr. Venkatadri served as the Company's Chief Operating Officer. The other officers held the offices as shown above.

         KENNETH J. WIDDER, M.D., a founder of the Company, has served as the Company's Chairman of the Board and Chief Executive Officer since July 1981. Prior to May 1997, Dr. Widder also served as the Company's Chief Executive Officer. He currently serves as a director of Titan Pharmaceuticals, Wilshire Technologies, and Digivision, Inc.

    BOBBA VENKATADRI has served as the Company's President and Chief Executive Officer since May 1997. He served as the Company's President and Chief Operating Officer from October 1995 until May 1997. Mr. Venkatadri served as Executive Vice President of the Pharmaceutical Division of Centocor, Inc., from September 1992 until he joined the Company, and as Vice President - Operations of Centocor's Pharmaceutical Division from March 1992 to September 1992. He was employed by Warner-Lambert Company from 1967 until February 1992, most recently serving as Senior Director, Pharmaceutical Operations, at its manufacturing facility in Vegabaja, Puerto Rico.

    GERARD A. WILLS has served as the Company's Vice President - Finance and Chief Financial Officer since January 1995. He served as the Company's Chief Financial Officer from August 1994 to January 1995 and as its Controller from February 1993 to August 1994. From 1990 until joining the Company in February 1993, Mr. Wills served as the Corporate Manager of Finance for Maxwell Laboratories, Inc. From 1986 through 1990, Mr. Wills was employed by Intermark, Inc. where he last served as the Corporate Controller.

    JAMES L. BARNHART, PH.D., has served as the Company's Vice President - Research since November 1996. He served as the Company's Vice President of Research and Development from October 1992 to November 1996 and as Director of Research and Development from February 1988 to October 1992. From 1979 until joining the Company in February 1988, Dr. Barnhart was an Associate Adjunct Professor at the Department of Radiology at the University of California, San Diego School of Medicine in La Jolla, California.

    ALLAN H. MIZOGUCHI, PH.D., has served as the Company's Vice President - Clinical Affairs and Quality Assurance since July 1994. He joined the Company in June 1989 as Director of Clinical Trials and served as its Director of Clinical Research from April 1992 until February 1994 when he was appointed Executive Director, Clinical Affairs and Quality Assurance.

    WILLIAM I. RAMAGE, D. PHIL., has served as the Company's Vice President - Marketing since September 1996. From 1979 to 1996, he was employed by DuPont Merck Pharmaceutical Company where he served as Vice President of Business Development and Customer Services of the Radiopharmaceutical Division from 1995 to 1996 and Director of Business Segments from 1994 to 1995. From 1979 to 1994, he served in other management positions with DuPont Merck in Billerica, MA, Houston, TX and Wilmington, DE.

    HOWARD DITTRICH, M.D., has served as the Company's Vice President - Research/Medical & Regulatory Affairs since November 1996. He served as the Company's Executive Director of Medical Affairs from May 1996 to November 1996. He served as a Consultant to the Company from 1989 to 1996. Dr. Dittrich was a full-time faculty member of the University of California, San Diego, Department of Medicine from 1984 to May 1996. Currently, Dr. Dittrich practices part-time with the University of California, San Diego where he holds an appointment as Clinical Professor of Medicine.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MB." As of May 1, 1997, there were approximately 2,102 holders of record of the Company's Common Stock, representing approximately 9,273 beneficial owners. The Company has not paid dividends on its Common Stock. The following table sets forth the quarterly high and low last sale price for a share of the Company's Common Stock for the three fiscal years ended March 31, 1997, 1996, and 1995, respectively, as reported by the New York Stock Exchange.

FISCAL 1997                                            HIGH           LOW
                                                       ----           ---

First Quarter (4/1 to 6/30)                          11-7/8         8-1/2
Second Quarter (7/1 to 9/30)                          9-1/8         7-1/2
Third Quarter (10/1 to 12/31)                         8-3/4         6-1/2
Fourth Quarter (1/1 to 3/31)                         14-1/2             7

FISCAL 1996                                            HIGH           LOW
                                                       ----           ---

First Quarter (4/1 to 6/30)                               8         6-1/4
Second Quarter (7/1 to 9/30)                             10         6-1/4
Third Quarter (10/1 to 12/31)                         9-1/2             6
Fourth Quarter (1/1 to 3/31)                             10         6-3/8

FISCAL 1995                                            HIGH           LOW
                                                       ----           ---

First Quarter (4/1 to 6/30)                              18        10-7/8
Second Quarter (7/1 to 9/30)                         13-7/8         9-5/8
Third Quarter (10/1 to 12/31)                        14-1/8         9-1/8
Fourth Quarter (1/1 to 3/31)                         11-3/8             7


ITEM 6.                         SELECTED FINANCIAL DATA

Selected Financial Data

FISCAL YEARS ENDED MARCH 31,                                1993           1994           1995           1996           1997
(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues:
 Revenues under collaborative
  agreements                                            $  3,439       $  5,713      $  15,132       $  2,412       $  4,500
 Product and royalty revenues                                  -          1,056          1,769            647            626
 License Fees                                                250          2,015             40             25          5,725
                                                        --------       --------       --------       --------       --------
  Total Revenues                                           3,689          8,784         16,941          3,084         10,851
Operating expenses:
 Research and development costs                           14,640         18,110         18,743         13,588          9,902
 Costs of products sold                                        -            580          1,608          1,553          4,748
 Selling, general and
  administrative expenses                                  4,863          5,743          5,864          5,862          8,052
 Other expense                                                 -          4,726          3,403          3,110          3,000
                                                        --------       --------       --------       --------       --------
  Total Expenses                                          19,503         29,159         29,618         24,113         25,702
Loss from operations                                     (15,814)       (20,375)       (12,677)       (21,029)       (14,851)
Interest expense                                            (340)          (327)          (694)          (786)          (810)
Interest income                                            3,144          1,902          1,189          1,102          2,377
(Provision) credit for income taxes                        1,197              -              -              -              -
                                                        --------       --------       --------       --------       --------
Income (loss) from continuing operations                 (11,813)       (18,800)       (12,182)       (20,713)       (13,284)
Loss from discontinued operations                         (2,255)             -              -              -
Net loss                                                $(14,068)       (18,800)      $(12,182)      $(20,713)      $(13,284)
                                                        --------       --------       --------       --------       --------
                                                        --------       --------       --------       --------       --------
Earnings (loss) per common share:
 Continuing operations                                  $  (1.01)      $  (1.58)      $  (1.02)      $  (1.62)      $  (0.78)
 Discontinued operations                                   (0.19)           -              -              -              -
 Net loss                                               $  (1.20)      $  (1.58)      $  (1.02)      $  (1.62)      $  (0.78)
                                                        --------       --------       --------       --------       --------
                                                        --------       --------       --------       --------       --------
Weighted average common
 shares outstanding                                       11,690         11,905         11,999         12,758         16,926

AS OF MARCH 31,                                             1993           1994           1995           1996           1997
---------------                                             ----           ----           ----           ----           ----

Consolidated Balance Sheet Data:
Cash, cash equivalents and
 marketable securities                                  $ 51,218       $ 29,500       $ 19,718       $ 20,570       $ 41,414
Working capital                                           51,761         28,117         20,927         18,601         43,843
Total assets                                              71,758         56,051         50,639         43,829         70,159
Long-term debt                                             3,965          3,917          8,408          8,610          7,349
Total stockholders' equity                                64,891         48,076         36,424         28,962         51,746


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (REFERENCES TO YEARS ARE TO THE COMPANY'S FISCAL YEARS ENDED MARCH 31.)

OVERVIEW

    Molecular Biosystems, Inc. ("MBI" or the "Company") is a leader in the development, manufacture and sale of ultrasound contrast imaging agents. The Company's contrast agents are designed to enhance existing ultrasound procedures by improving their ability to image blood flow and by providing clearer images of body structures and organs. ALBUNEX-Registered Trademark- the Company's first-generation ultrasound contrast agent, was first approved for sale in Japan in October 1993 and in the United States in August 1994 for the assessment of cardiac function.

    While ALBUNEX-Registered Trademark- represents a major breakthrough in ultrasound imaging because it improves visualization of the left side of the heart, the potential markets for ALBUNEX-Registered Trademark- are limited because of the short duration of ALBUNEX-Registered Trademark- in the bloodstream. This short duration prevents the use of ALBUNEX-Registered Trademark- for the assessment of myocardial perfusion (blood flow in the heart muscle). OPTISON-TM-, the Company's second-generation ultrasound contrast agent, remains in the bloodstream for over 5 minutes versus 35-40 seconds for ALBUNEX-Registered Trademark- As a result, OPTISON-TM- is superior to ALBUNEX-Registered Trademark- for the assessment of cardiac function. More importantly, the enhanced duration of OPTISON-TM- in the bloodstream may permit the assessment of myocardial perfusion which the Company believes has a significantly greater market potential than cardiac function. Accordingly, the Company is focusing its product development activities on OPTISON-TM-.

    In October 1996, the Company filed a Pre-Market Approval ("PMA") application for OPTISON-TM- with the U.S. Food and Drug Administration ("FDA"). The application was accepted and in February 1997, the FDA's advisory Radiological Devices Panel recommended unconditional approval of the Company's PMA for OPTISON-TM-. The FDA is currently enjoined from continuing any approval or review procedures relating to the Company's PMA until 10 days after the FDA resolves the merits of certain citizens petitions previously filed with the FDA by potential competitors of the Company. Additionally, in March 1997 the Company received acceptance for its OPTISON-TM- Marketing Authorization application in the European Union.

    The Company is currently conducting Phase 2 clinical trials to evaluate the efficacy of OPTISON-TM- in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion"). Preliminary results indicate that OPTISON-TM-, when used in conjunction with harmonic imaging techniques, is as effective in assessing myocardial perfusion as nuclear imaging which is the current "gold standard". The Company is also conducting studies using OPTISON-TM- to detect abnormalities in other organs, such as the liver and kidneys. The Company believes that the use of OPTISON-TM- in routine diagnostic as well as emergency room procedures may significantly reduce the overall cost of patient care by substituting ultrasound for more expensive diagnostic methods such as nuclear imaging and by enabling more accurate screening of patients to determine whether follow-up diagnostic or surgical procedures are required.

    Operating losses may occur for at least the next several years due to continued requirements for research and development including preclinical testing and clinical trials, regulatory activities and the costs of commercializing new products. The magnitude of the losses and the time required by the Company to achieve profitability are highly dependent on the market acceptance of ALBUNEX-Registered Trademark- and the regulatory approval and market acceptance of OPTISON-TM- and are therefore uncertain. There can be no assurance that the Company will be able to achieve profitability on a sustained basis or at all. Results of operations may vary significantly from quarter to quarter depending on, among other things, the progress, if any, of the Company's research and development efforts, the timing of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements.

REVENUE RECOGNITION

    Historically the Company has earned revenues from three sources: revenues under collaborative agreements, product revenues and license fee revenues.

    REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements have been the primary source of revenues for the Company in the past. They consist of three types of revenues: (i) milestone payments which are earned on the achievement of certain product development and territorial milestones,
(ii) payments received from Mallinckrodt Medical, Inc. ("Mallinckrodt") under the Company's Amended and Restated Distribution Agreement ("ARDA") to support clinical trials, regulatory submissions and product development and (iii) bonus payments to the Company equivalent to Mallinckrodt's first year's sales of ALBUNEX-Registered Trademark- at Mallinckrodt's sales price to end users of the product.

    PRODUCT AND ROYALTY REVENUES. Product revenues have been based upon MBI's sales to Mallinckrodt and Shionogi & Co., Ltd. ("Shionogi") and were recognized upon shipment of the product. The transfer prices for MBI's sales of ALBUNEX-Registered Trademark- to Mallinckrodt and Shionogi were determined under the respective agreements and are equal to 40% of Mallinckrodt's net sales price to its end users of the product and 30% of Shionogi's net sales to its end users. Royalty revenues are pursuant to a licensing agreement between the Company and Abbott Laboratories.

    LICENSE FEES. License fees are recognized at the time of receipt and are generally received in conjunction with the grant of product development, marketing and/or distribution rights to one of the Company's technologies.

RESULTS OF OPERATIONS

    FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996. Revenues under collaborative agreements were $4.5 million for the fiscal year ended March 31, 1997, compared to $2.4 million for the fiscal year ended March 31, 1996. This increase was due to the receipt of 4 quarterly payments from Mallinckrodt to support clinical trials versus 2 quarterly payments in the prior year. These revenues in the current year consist solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995.

    Product and royalty revenues were $626,000 for fiscal year 1997, compared to $647,000 for the prior year. Product revenues are based on the Company's sales to Mallinckrodt and Shionogi and are recognized upon shipment of the product. Royalty revenues are pursuant to a license agreement between the Company and Abbott Laboratories.

    License fees were $5.7 million and $25,000 in fiscal year 1997 and 1996, respectively. The revenues in the current year consist of payments from Mallinckrodt pursuant to the amendment to ARDA that the Company entered into with Mallinckrodt in December 1996. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed Imaging AS ("Nycomed") consisting of Europe, Africa, India and parts of Asia.

    Costs of products sold totaled $4.7 million for fiscal year 1997, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the year ended March 31, 1996, costs of products sold totaled $1.6 million. In fiscal 1996, certain expenses related to the development of the manufacturing process were recorded as research and development costs. Because the Company has left the pilot manufacturing phase, these costs are now classified as costs of goods sold. The Company anticipates an increase in gross profit margins if and when ALBUNEX-Registered Trademark- sales volumes increase and if and when OPTISON-TM-, the Company's second generation ultrasound imaging agent, receives regulatory approval and obtains market acceptance. The increase in sales volume would permit the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on the regulatory approval and market acceptance of current and future products and are therefore uncertain.

    The Company's research and development costs totaled $9.9 million for the year ended March 31, 1997 as compared to $13.6 million for the year ended March 31, 1996. The decrease of 27% is due to the classification in fiscal year 1996 of certain expenses associated with the manufacturing of the product as research and development costs as they represented the cost of developing the Company's manufacturing process.

    Selling, general and administrative expenses totaled $8.1 million in fiscal year 1997 as compared to $5.9 million in fiscal year 1996. This increase is due in part to increased litigation expenses related to the arbitration with Shionogi. The increase is also due to increased compensation costs.

    During fiscal year 1997, the Company's other expenses totaled $3 million as compared to $3.1 million for the prior year. In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX-Registered Trademark-, OPTISON-TM- and related products. This amendment extended Mallinckrodt's exclusive territory to include the territory the Company had previously licensed to Nycomed. As a result of the amendment, the Company recorded a one-time charge of $3 million related to the reacquisition of its license rights from Nycomed. In fiscal year 1996, the Company recorded one-time charges related to the conclusion of arbitration with Bracco S.p.A., the write off of license fees associated with discontinued products and a write down to the sale price of two buildings that were subsequently sold in March 1996.

    Interest expense for fiscal years 1997 and 1996 amounted to $810,000 and $786,000, respectively. Interest expense consists of mortgage interest on the Company's manufacturing building and interest related to a note payable which bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.50% in March 1997.

    Interest income for fiscal year 1997 was $2.4 million compared to $1.1 million in fiscal year 1996. This significant increase is due to the interest earned related to higher average cash balances and marketable securities balances as a result of the Company's public offering in May 1996.

    No tax benefit has been recognized for fiscal 1997 or 1996 as the Company had fully utilized its operating loss carryback ability in 1993. As of March 31, 1997, the Company had federal and state operating loss carryforwards of approximately $84.4 million and $26.6 million, respectively. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain.

    FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995. Revenues under collaborative agreements were $2.4 million during the fiscal year ended March 31, 1996 as compared to $15.1 million for the fiscal year ended March 31, 1995. This decrease was due primarily to non-recurring milestones earned in fiscal year 1995 associated with receiving approval to market ALBUNEX-Registered Trademark- in the United States and the release of ALBUNEX-Registered Trademark-to Mallinckrodt's sales force. For fiscal year 1996, $2.0 million of the revenues under collaborative agreements was attributable to the receipt of the first two quarterly payments from Mallinckrodt to support clinical trials, related regulatory submissions and associated product development (discussed above under "Revenues Under Collaborative Agreements" and below under "Liquidity and Capital Resources"). The remaining $412,000 for fiscal year 1996 was the first year's sales bonus which Mallinckrodt agreed to pay to MBI.

    Product revenues were $647,000 for fiscal year 1996, compared to $1.8 million for the prior year. The majority of this decrease was due to greater product shipments in the prior year as a result of receiving the initial approval to market ALBUNEX-Registered Trademark- in the United States and the initial release of the product to Mallinckrodt's sales force.

    License fees were $25,000 and $40,000 in fiscal year 1996 and 1995, respectively. These fees were the result of a non-exclusive license entered into in fiscal year 1993 granting rights for certain of the Company's patents which it is no longer exploiting. The Company received an initial license fee of $250,000 in fiscal year 1993 and continues to receive an annual license maintenance fee.

    Cost of products sold totaled $1.6 million for fiscal year 1996, resulting in a negative gross profit margin. This was due to the fact that the current low levels of production were insufficient to cover the Company's fixed manufacturing overhead expenses. For fiscal year 1995, cost of products sold totaled $1.6 million, resulting in a gross profit margin of 9.1%. Prior to the approval of ALBUNEX-Registered Trademark- by the FDA, certain expenses associated with the manufacturing of the product had been recorded as research and development costs.

    The Company's research and development costs totaled $13.6 and $18.7 million for fiscal years 1996 and 1995, respectively. This decrease of 27% is due in large part to the decision the Company made in February 1995 to focus its research and development efforts primarily on its ultrasound contrast agents and to reduce its staffing by 25% or 47 employees. This decision was made to reduce the Company's cash burn rate and additionally focus the Company on those markets where it felt it would earn the greatest return on its invested capital. As a result, the Company discontinued research on non ultrasound products and terminated those employees who worked on these projects along with corresponding reductions in administrative staffing.

    Selling, general and administrative expenses in fiscal year 1996 amounted to $5.9 million and was substantially unchanged from the prior fiscal year.

    The Company recorded one-time charges in fiscal year 1996 related to the conclusion of arbitration with Bracco S.p.A., the write-off of license fees associated with discontinued products and a write down to the sale price of two buildings that were subsequently sold in March 1996. As a result, the Company recorded a charge of approximately $3.1 million which was included in other expenses. During the fiscal year 1995, the Company received a bonus from Mallinckrodt of approximately $3.0 million related to the approval of ALBUNEX-Registered Trademark- for marketing in the United States which was awarded to MBI's employees pursuant to the terms of the agreement. As a result, the Company recorded a charge of approximately $3.4 million in fiscal year 1995.

    Interest expense for fiscal years 1996 and 1995 amounted to $786,000 and $694,000, respectively, and consisted primarily of mortgage interest on the Company's manufacturing building. Interest expense increased $92,000 during 1996 due to a loan that the Company obtained in May 1994 to finance the purchase of two unimproved buildings and underlying land in December 1993. The loan was restructured into a new note payable in the amount of $6.0 million which bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.25% in March 1996.

    Interest income for fiscal years 1996 and 1995 was $1.1 million and $1.2 million, respectively. The decrease in interest income in 1996 was due to lower average cash and marketable securities balances.

    No tax benefit has been recognized for fiscal years 1996 or 1995 as the Company had fully utilized its operating loss carryback ability in fiscal year 1993. As of March 31, 1996, the Company had federal and state operating loss carryforwards of approximately $71.1 million and $34.6 million, respectively, and realization of future tax benefits from utilization of net operating loss carryforwards is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

    On May 30, 1996, the Company completed a follow-on public offering of 4.1 million shares of Common Stock at $9.00 per share. Net proceeds from this offering (after deducting underwriting discounts and commissions and offering expenses) amounted to approximately $34.1 million. The Company's net working capital at March 31, 1997 was $43.8 million including cash, cash equivalents and marketable securities of $41.4 million.

    On September 7, 1995, the Company entered into an Amended and Restated Distribution Agreement ("ARDA") and a related investment agreement with Mallinckrodt which will provide the Company with between $33.0 million and $47.5 million. Under the terms of the agreement, Mallinckrodt is obligated to make payments to the Company totaling $20.0 million over four years to support clinical trials, related regulatory submissions and associated product development of the licensed products, which include, but are not limited to, ALBUNEX-Registered Trademark- and OPTISON-TM-. These payments will be made in 16 quarterly installments of $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The payments may be accelerated in the event that the Company's cumulative outlays for clinical trials are in excess of the amounts received at any point in time. However, the quarterly payments may not be postponed. The first seven quarterly payments have been received by the Company.

    In connection with the amended distribution agreement, the Company also entered into an investment agreement on September 7, 1995, whereby Mallinckrodt made an equity investment in the Company by purchasing 1,118,761 unregistered shares of Common Stock for $13.0 million. The price paid by Mallinckrodt, $11.62 per share before related costs, represented a 40% premium over the then-prevailing market price.

    In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX-Registered Trademark-, OPTISON-TM- and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia.

    Under the amendment to ARDA, Mallinckrodt agreed to pay fees of up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45% of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4 million payment to the Company). There can be no assurance, however, that this milestone will be satisfied.

    In September 1996, the Company entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX-Registered Trademark- family of products in the territory, consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settled an outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX-Registered Trademark- and resulted in the dismissal of all claims raised by the companies against each other. Under the agreement, the Company paid $3 million to Shionogi and will pay an additional $5.5 million over the next three years.

    Capital expenditures for facilities, laboratory equipment, furniture and fixtures were $726,000, $2.4 million and $2.5 million for fiscal years 1997, 1996 and 1995, respectively. Expenditures in all three fiscal years consisted primarily of building improvements and equipment for aseptic manufacturing facilities being constructed for the manufacture of ALBUNEX-Registered Trademark- and other products.

    The Company currently leases one of its operating facilities in San Diego. The lease requires aggregate payments of approximately $3 million through fiscal year 2003.

    At March 31, 1997, the Company had net working capital of $43.8 million compared to $18.6 million at March 31, 1996. Cash, cash equivalents and marketable securities were $41.4 million at March 31, 1997 compared to $20.6 million at March 31, 1996. For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources plus payments under its existing collaborative agreements, will enable the Company to fund its operations for at least the next 24 months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include but are not limited to the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities. The Company may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with pharmaceutical companies; the licensing of product rights to third parties; or additional public and private financing, as capital requirements change as a result of strategic, competitive, technological and regulatory factors. There can be no assurance that funds from these sources will be available on favorable terms, if at all.

    The Company believes that inflation and changing prices have not had a material effect on operations for fiscal years 1997, 1996 and 1995 and that the impact of government regulation on the Company is not materially different from the impact on other similar enterprises.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          PAGE
    Report of Independent Public Accountants                               30
    Consolidated Balance Sheets as of March 31, 1996 and 1997              31
    Consolidated Statements of Operations for the Fiscal Years
    Ended March 31, 1995, 1996 and 1997                                    32
    Consolidated Statements of Stockholders'
    Equity for the Fiscal Years Ended March 31, 1995, 1996 and 1997        33
    Consolidated Statements of Cash Flows for the Fiscal Years
    Ended March 31, 1995, 1996 and 1997                                    34
    Notes to Consolidated Financial Statements                             35



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Molecular Biosystems, Inc.:
    We have audited the accompanying consolidated balance sheets of Molecular Biosystems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Biosystems, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                                      ARTHUR ANDERSEN LLP


San Diego, California
May 6, 1997

                     MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                (DOLLARS IN THOUSANDS)

                                                                                MARCH 31,     MARCH 31,
                                                                                  1996          1997
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  12,542     $     587
   Marketable securities, available-for-sale (Note 2)                               8,028        40,827
   Accounts and notes receivable                                                      260           902
   License rights (Note 7)                                                          3,000         8,500
   Inventories                                                                        622           342
   Prepaid expenses and other assets                                                  406           249
                                                                                ---------     ---------
       Total current assets                                                        24,858        51,407
                                                                                ---------     ---------

Property and equipment, at cost:
   Building and improvements                                                       14,158        14,544
   Equipment, furniture and fixtures                                                3,943         4,567
   Construction in progress                                                           941           511
                                                                                ---------     ---------
                                                                                   19,042        19,622
   Less:  Accumulated depreciation and amortization                                 5,322         6,434
                                                                                ---------     ---------

       Total property and equipment                                                13,720        13,188
                                                                                ---------     ---------

Other assets:
   Patents and license rights, net of amortization $917 and
     $191, respectively (Notes 5 and 8)                                               297           341
   Certificate of deposit, pledged (Note 2 and 4)                                   3,000         3,000
   Other assets, net                                                                1,954         2,223
                                                                                ---------     ---------
       Total other assets                                                           5,251         5,564
                                                                                ---------     ---------

                                                                                $  43,829     $  70,159
                                                                                ---------     ---------
                                                                                ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                            $   1,262     $   1,267
   Accounts payable and accrued liabilities (Notes 1 and 5)                         3,964         4,684
   Compensation accruals                                                            1,031         1,613
                                                                                ---------     ---------
       Total current liabilities                                                    6,257         7,564
                                                                                ---------     ---------

Long-term debt, net of current portion (Note 4)                                     8,610         7,349
                                                                                ---------     ---------

Other noncurrent liabilities                                                            -         3,500
                                                                                ---------     ---------

Commitments and contingencies (Note 5)

Stockholders' equity (Note 6):
   Common Stock, $.01 par value, 20,000,000 and 40,000,000 shares authorized, 13,296,186 and 17,745,897 shares
     issued and outstanding, respectively                                             133           177
   Additional paid-in capital                                                      91,468       127,483
   Accumulated deficit                                                           (62,185)       (75,469)
   Unrealized loss on available-for-sale securities                                   (6)           (82)
   Less notes receivable from sale of Common Stock                                  (281)             -
   Less 18,970 and 40,470 shares of treasury stock, at cost, respectively           (167)          (363)
                                                                                ---------     ---------

       Total stockholders' equity                                                  28,962        51,746
                                                                                ---------     ---------

                                                                                $  43,829     $  70,159
                                                                                ---------     ---------
                                                                                ---------     ---------


  The accompanying notes are an integral part of these consolidated statements.

                     MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FISCAL YEARS ENDED MARCH 31,
                                                        ----------------------------------------------
                                                            1995             1996              1997
                                                        -----------       -----------      -----------
Revenues (Note 7):
   Revenues under collaborative agreements                 $ 15,132         $   2,412          $  4,500
   Product revenues                                           1,769               647               626
   License fees                                                  40                25             5,725
                                                           --------          --------          --------
                                                             16,941             3,084            10,851
                                                           --------          --------          --------
Operating expenses:
   Research and development costs (Note 7)                   18,743            13,588             9,902
   Costs of products sold                                     1,608             1,553             4,748
   Selling, general and administrative expenses               5,864             5,862             8,052
   Other expenses (Note 8)                                    3,403             3,110             3,000
                                                           --------          --------          --------
                                                             29,618            24,113            25,702
                                                           --------          --------          --------

   Loss from operations                                     (12,677)          (21,029)          (14,851)

Interest expense                                               (694)             (786)             (810)
Interest income                                               1,189             1,102             2,377
                                                           --------          --------          --------
Net loss                                                   $(12,182)         $(20,713)         $(13,284)
                                                           --------          --------          --------
                                                           --------          --------          --------
Loss per common share                                      $  (1.02)         $  (1.62)         $  (0.78)
                                                           --------          --------          --------
                                                           --------          --------          --------
Weighted average common shares outstanding                 $ 11,999            12,758            16,926
                                                           --------          --------          --------
                                                           --------          --------          --------

 The accompanying notes are an integral part of these consolidated statements.

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (DOLLARS IN THOUSANDS)


                                                                                          Unrealized      Notes
                                                                                          Gain (Loss)  Receivable
                                          Common Stock          Additional               on Available- from Sale
                                     -------------------------    Paid-in   Accumulated    for-sale    of Common  Treasury
                                        Shares         Amount     Capital      Deficit     Securities    Stock     Stock    Total
                                      -----------    ----------   -------     ---------   ------------  -------  ------   ------
Balance at March 31, 1994              11,989,361       $120      $ 78,259     $(29,290)     $    -      $(954)    $ (59)  $ 48,076
  Exercise of stock options                10,200          -           163            -           -         20         -        183
  Unrealized loss on available-
    for-sale securities                         -          -             -            -        (118)         -         -       (188)
  Forgiveness of notes
    receivable                                  -          -             -            -           -        465         -        465
  Net loss                                      -          -             -      (12,182)          -          -         -    (12,182)
                                       ----------      -----      --------     --------       -----     ------     -----   --------
Balance at March 31, 1995              11,999,561        120        78,422       (41,472)      (118)      (469)    $ (59)    36,424
  Unrealized gain on available-
    for-sale securities                         -          -             -             -        112          -         -        112
  Purchase of treasury stock (Note 6)           -          -           (79)            -          -        188      (108)         1
  Issuance of shares in settle-
    ment of stockholder suit              172,414          2         1,498             -          -          -         -      1,500
  Proceeds from sale of
    Common Stock (Note 7)               1,118,761         11        11,591             -          -          -         -     11,602
  Exercise of stock options                 5,450          -            36             -          -          -         -         36
  Net loss                                      -          -             -       (20,713)         -          -         -    (20,713)
                                       ----------      -----      --------      --------      -----     ------     -----   --------
Balance at March 31, 1996              13,296,186      $ 133      $ 91,468      $(62,185)     $  (6)    $ (281)    $(167)  $ 28,962
  Unrealized gain on available-
    for-sale securities                         -          -             -             -        (76)         -         -        (76)
  Proceeds from Public
    Offering (Note 6)                   4,140,000         41        34,045             -                                     34,086
  Purchase of treasury stock (Note 6)           -          -           (85)            -          -        281      (196)         -
  Exercise of stock options               295,500          3         1,928                                                    1,931
  Issuance of stock grants                 14,211          -           127                                                      127
  Net loss                                      -          -             -       (13,284)         -          -         -    (13,284)
                                       ----------      -----      --------      --------      ------     ------     -----   -------
Balance at March 31, 1997              17,745,897      $ 177      $127,483      $(75,469)    $  (82)    $    -     $(363)   $51,746
                                       ----------      -----      --------      --------     ------     ------     -----   -------
                                       ----------      -----      --------      --------     ------     ------     -----   -------



The accompanying notes are an integral part of these consolidated statements.

                     MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)


                                                                          Fiscal Years Ended March 31,
                                                                    -----------------------------------------
                                                                       1995            1996         1997

Cash flows from operating activities:
  Net loss                                                          $ (12,182)       $(20,713)    $(13,284)
  Adjustments to reconcile net loss to net cash
    used operating a activities:
    Depreciation and amortization                                         3,022           2,217        1,435
    Loss on disposals of property and equipment                              35             680            1
    Loss on write-off of license fees related to discontinued products        -           1,025            -
    Write-off of former Nycomed territory license rights                      -               -        3,000
    Forgiveness of note receivable from sale of Common Stock              1,319              56          109
    Changes in operating assets and liabilities:
    Receivables                                                          (4,889)          4,863           29
    Inventories                                                            (225)            773          280
    Prepaid expenses and other assets                                       (81)             36         (623)
    Accounts payable and accrued liabilities                              1,670          (1,626)         721
    Compensation accruals                                                  (175)            620          582
                                                                     ----------      ----------    ---------
      Cash used in operating activities                                 (11,056)        (12,069)      (7,750)
                                                                     ----------      ----------    ---------
Cash flows from investing activities:
    Purchases of property and equipment                                 (2,528)         (2,397)        (726)
    Proceeds from sale of property and equipment                             -           6,484            4
    Additions to patents and license rights                               (634)         (1,045)        (226)
    Acquisition of license rights from Shionogi                              -               -       (3,000)
    Acquisition of license rights from Nycomed                               -               -       (2,000)
    (Increase) decrease in other assets                                     75             (28)        (269)
    (Increase) decrease in marketable securities                        11,989           4,920      (32,876)
                                                                     ----------      -----------   ---------
      Cash provided by (used for) investing activities                   8,902           7,934      (39,093)
                                                                     ----------      ------------  ---------
Cash flows from financing activities:
    Net proceeds from public offering of Common Stock                       -               -       34,086
    Net proceeds from issuance of Common Stock                            183          11,638        2,058
    Long-term debt proceeds                                             5,000           1,438            -
    Principal payments on long-term debt                                 (254)           (281)      (1,256)
                                                                     ----------      ----------   --------
     Cash provided by financing activities                              4,929          12,795       34,888
                                                                     ----------      ----------    --------
Increase (decrease) in cash and cash equivalents                        2,325           8,660      (11,955)

Cash and cash equivalents, beginning of year                            1,557           3,882       12,542
                                                                     ----------      ---------     --------
Cash and cash equivalents, end of year                                $ 3,882        $ 12,542      $   587
                                                                     ----------      ---------     ---------
                                                                     ----------      ---------     ---------
Supplemental cash flow disclosures:
  Interest income received                                            $ 1,433        $  1,141      $ 1,609
                                                                      ---------      ---------     ---------
                                                                      ---------      ---------     ---------
  Interest paid                                                       $   688        $    780      $   804
                                                                      ---------      ---------     ---------
                                                                      ---------      ---------     ---------

  The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS-

    Molecular Biosystems, Inc. ("MBI" or the "Company") discovers, develops and manufactures proprietary diagnostic ultrasound imaging agents. The Company's continuing operations have been unprofitable since 1992. The Company does not foresee product revenues from sales of ALBUNEX-Registered Trademark-, the Company's first product and the first ultrasound imaging agent available in the United States, as resulting in profitable operations for the Company. Operating losses may occur for at least the next several years due to continued requirements for research and development, including preclinical testing and clinical trials, regulatory activities and the high costs of commercialization activities. The magnitude of the losses and the time required by the Company to achieve profitability are highly dependent on the regulatory approval and market acceptance of current and future products and are therefore uncertain. There is no assurance that the Company will be able to achieve profitability on a sustained basis or at all.

    PRINCIPLES OF CONSOLIDATION-

    The Consolidated Financial Statements include the accounts of Molecular Biosystems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Certain amounts in the prior years' financial statements and notes have been reclassified to conform with the current year presentation.

    USE OF ESTIMATES-

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    RESEARCH AND DEVELOPMENT COSTS-

    All research and development costs and related special purpose equipment costs are charged to expense as incurred.

    REVENUES UNDER COLLABORATIVE AGREEMENTS-

    Revenues under collaborative agreements, which have been the primary source of revenues for the Company, consist of three types of revenues. The first type, milestone payments, is earned in connection with research activities performed under the terms of research and development license agreements. Revenue is recognized on the achievement of certain milestones, some of which relate to obtaining regulatory approvals. Accordingly, the estimated dates of the milestone achievements are subject to revision based on periodic evaluations by the Company and its partners of the attainment of specified milestones, including the status of the regulatory approval process. Advance payments received in excess of amounts earned are classified as deferred contract revenues and the resulting revenues are recognized based on work performed at a predetermined rate or level of expense reimbursement.

    Additionally, under the terms of the Amended and Restated Distribution Agreement ("ARDA") entered into in September 1995, Mallinckrodt Medical, Inc. ("Mallinckrodt") will pay the Company $20.0 million over four years to further the development of OPTISON-TM- (the Company's second-generation product) and related products. These payments will be made in 16 quarterly installments starting at $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. Pursuant to the agreement, half of each payment is designated for clinical development expenses and will be recorded as deferred revenue until such expenses are incurred, and the remaining half of each payment will be recognized as research revenue when received.

    Finally, under the original Mallinckrodt agreement (see note 7), Mallinckrodt agreed to pay a bonus to MBI equivalent to Mallinckrodt's first year product sales of ALBUNEX-Registered Trademark- at its sales price to end users of the product. MBI recorded this bonus each quarter based upon Mallinckrodt's sales to its customers. This is the third type of revenues included under the caption "Revenues Under Collaborative Agreements."

    REVENUE RECOGNITION FOR PRODUCT SOLD-

    The Company recognizes revenue when goods are shipped to the customers.

    REVENUE RECOGNITION FOR LICENSE FEES-

    The Company recognizes revenue when license fees are received, provided the Company has no future obligations.

    INCOME TAXES-

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred assets and liabilities for the expected future tax consequences of events that have been recognized differently in the Company's financial statements or tax returns.

    CASH EQUIVALENTS-

    Cash equivalents include marketable securities with original maturities of three months or less when acquired. The Company has not realized any losses on its cash equivalents.

    MARKETABLE SECURITIES

    In April 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's management has classified its investment securities as available-for-sale and records holding gains or losses as a separate component of stockholders' equity. The cumulative effect of the change was not material to the Company's financial statements.

    CONCENTRATION OF CREDIT RISK-

    The Company invests its excess cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

    INVENTORIES-

    Inventories are stated at lower of cost (first-in, first-out) or market, and consist of the following major classes (in thousands):


                                                                 MARCH 31,
                                                            -----------------
                                                              1996      1997

    Raw materials and supplies                               $  558    $  253
    Work in process                                               3        45
    Finished goods                                               61        44
                                                             ------    ------
                                                             $  622    $  342
                                                             ------    ------
                                                             ------    ------

    Work in process and finished goods include the cost of materials, direct labor and manufacturing overhead.

    PROPERTY AND EQUIPMENT-

    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of five years for equipment, 31 years for buildings and improvements and the term of the lease for leasehold improvements.

    PATENTS AND LICENSE RIGHTS AND OTHER ASSETS-

    Patents and license rights are amortized on the straight-line method over their estimated useful lives of five to ten years.

    In June 1989, the Company prepaid $2.0 million in royalties on the first $66.6 million of sales of ALBUNEX-Registered Trademark- and OPTISON-TM- in the United States. Included in other assets at March 31, 1996 and 1997 is approximately $1.9 million which is the portion of this prepayment which has not yet been expensed. Additionally, other assets at March 31, 1997 include $300,000 of real estate investment related to an employment agreement with one of the Company's officers.

    The Company periodically reevaluates the original assumptions and rationale utilized in the assessment of the carrying value and estimated lives of these and other long-lived assets. The determinants used for this evaluation include management's estimate of the asset's ability to generate positive income and cash flow as well as the strategic significance of the respective assets.

    IMPAIRMENT OF LONG-LIVED ASSETS-

    Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not by fully recoverable. The adoption of this statement had no material effect on the Company's financial statements.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

    Accounts payable and accrued liabilities consist of the following major classes (in thousands):

                                                              MARCH 31,
                                                        --------------------
                                                          1996         1997

    Accrued legal and professional fees                      500        1,250
    License rights payable and related fees (Note 7)       2,300        2,000
    Accounts payable - trade                               1,028        1,162
    Other miscellaneous accruals                             136          272
                                                        --------     --------
                                                        $  3,964     $  4,684
                                                        --------     --------
                                                        --------     --------

    STOCK BASED COMPENSATION-

    The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly the Company will continue to account for its stock based compensation plans under the provisions of APB No. 25. Therefore, the adoption of SFAS 123 by the Company had no material effect on the Company's financial position and results of operations.

    LOSS PER SHARE-

    Loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding during the years. Warrants and options do not impact the per share loss since they would be antidilutive. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. The earnings per share of the Company for the years ended March 31, 1996 and 1997 would not be materially different under SFAS 128 as that presented therein.

2.  MARKETABLE SECURITIES

    Investments are recorded at estimated fair market value, and consist primarily of treasury securities, government agency securities and corporate obligations. The Company has classified all of its investments as available-for-sale securities. The following table summarizes available-for-sale securities at March 31, 1996 (in thousands):


                                                      COST NET OF
                                                       PREMIUMS/       GROSS      GROSS       ESTIMATED
                                                       DISCOUNTS    UNREALIZED  UNREALIZED      FAIR
                                                       AMORTIZED       GAINS      LOSSES        VALUE
                                                      -----------   ----------  ----------    ---------
    U.S. treasury securities and obligations of U.S.
      government agencies                                $  3,289     $      -      $  (8)     $  3,281
    Corporate obligations                                   4,745            2           -        4,747
                                                      -----------   ----------  ----------    ---------
    Marketable securities available-for-sale             $  8,034     $      2      $  (8)     $  8,028
                                                      -----------   ----------  ----------    ---------
                                                      -----------   ----------  ----------    ---------


    The gross realized losses on sales of available-for-sale securities totaled $36,000 for the year ended March 31, 1996. The proceeds on these sales totaled $5.2 million.

    The following table summarizes available-for-sale securities at March 31, 1997 (in thousands):


                                                      COST NET OF
                                                       PREMIUMS/       GROSS       GROSS      ESTIMATED
                                                       DISCOUNTS    UNREALIZED  UNREALIZED       FAIR
                                                       AMORTIZED       GAINS      LOSSES        VALUE
                                                      -----------   ----------  ----------    ---------
    U.S. treasury securities and obligations of U.S.
      government agencies                               $   3,503     $      -     $   (8)     $  3,495
    Corporate obligations                                  37,406            -        (74)       37,332
                                                      -----------   ----------  ----------    ---------
    Marketable securities available-for-sale            $  40,909     $      -     $  (82)     $ 40,827
                                                      -----------   ----------  ----------    ---------
                                                      -----------   ----------  ----------    ---------


    There were no gross realized gains or losses on sales of available-for-sale securities for the year ended March 31, 1997.

    The amortized cost and estimated fair value of debt and marketable securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                  COST LESS
                                                  PREMIUMS/    ESTIMATED
                                                  DISCOUNTS       FAIR
                                                  AMORTIZED      VALUE

    Due in one year or less                       $  31,284    $  31,231
    Due after one year through three years            9,625        9,596
                                                  ---------    ---------
                                                  $  40,909    $  40,827
                                                  ---------    ---------
                                                  ---------    ---------

    At March 31, 1997 a $3 million certificate of deposit was held as a compensating balance under the Company's debt agreement (see note 4).

3.  INCOME TAXES

    As described in Note 1, the Company uses the asset and liability method of computing deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    The effective income tax rate on the loss before income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

                                             FISCAL YEARS ENDED MARCH 31,
                                        -------------------------------------
                                             1995          1996          1997

    Computed statutory tax              $  (3,992)    $  (7,036)    $  (4,517)
    State income taxes                       (729)       (1,270)         (843)
    Tax exempt interest                        (5)          (74)          (29)
    Losses without income tax benefit       4,715         8,376         5,362
    Other                                      11             4            27
                                        ---------     ---------     ---------
    Provision for income taxes          $       -     $       -     $       -
                                        ---------     ---------     ---------
                                        ---------     ---------     ---------

    At March 31, 1997, the Company has deferred tax assets of approximately $
    34.0 million relating to the following tax loss carryforwards for income tax purposes (in thousands):


                                                                                    EXPIRATION
                                                                        AMOUNT         DATES
    Federal ($84,400) and state ($26,600) net operating losses        $ 111,000     1998-2012
    Research and development credit - federal                         $   1,800     1998-2012
    Research and development credit - state                           $     600     Indefinite
    Alternative minimum tax credit                                    $     300     Indefinite


    For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. If realized, approximately $2.2 million of the tax benefit for those items will be applied directly to paid-in capital, related to deductible expenses reported as a reduction of the proceeds from issuing common stock in connection with the exercise of stock options.



4.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):
                                                     MARCH 31,
                                            ------------------------
                                                1996          1997

    Net payable - due 2004                  $   3,872      $   3,816
    Net payable - due 2001                      6,000          4,800
                                            ----------     ----------
                                                9,872          8,616
    Less - current portion                      1,262          1,267
                                            ----------     ----------
                                            $   8,610      $   7,349
                                            ----------     ----------
                                            ----------     ----------

    The note payable due in 2004 bears interest at a variable rate based upon the weighted average Eleventh District cost of funds plus 2.35 percent. The interest rate on this note is adjusted semi-annually and was eight percent at March 31, 1996 and 1997. The note is secured by the Company's manufacturing facility and certain of the equipment contained therein and is payable in monthly installments of principal and interest. As of March 31, 1996, maturities of this note in each of the next five fiscal years are: $67,000, $73,000, $79,000, $85,000 and $92,000.

    The note payable due in 2001 bears interest at the prime rate plus one percent (9.50 percent at March 31, 1997) and is payable in monthly installments of $100,000 plus accrued interest through April, 2001. The loan contains covenants relating to cashflow coverage, minimum cash balances and requires a compensating balance of $3.0 million. The loan is secured by the tangible assets of the Company. This note replaces a previously outstanding note (note payable - due 2000) which was retired in March 1996 in conjunction with the sale of certain of the Company's buildings and underlying land. Proceeds from the sale of the buildings were approximately $6.5 million after deducting costs related to the sale. Approximately $4.6 million of the proceeds from the sale was used to retire the existing note payable.



5.  COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company conducts certain of its operations in leased premises. Terms of the leases, including renewal options, vary by lease. Future minimum rental commitments for all noncancelable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):




    FISCAL YEAR ENDED MARCH 31,                                 AMOUNT

    1998                                                           436
    1999                                                           688
    2000                                                           715
    2001                                                           744
    2002                                                           383
                                                               --------
    Total minimum lease payments                                $2,966
                                                               --------
                                                               --------

    The lease expires in fiscal 2003 and contains a renewal provision of up to ten years at the end of the lease term. The Company is obligated to pay real estate taxes, insurance and utilities on its portion of the leased property. Rental expense for the years ended March 31, 1995, 1996 and 1997 was $508,000, $350,000 and $194,000, respectively.

    LICENSE AGREEMENTS

    The Company has entered into license agreements requiring future royalty payments ranging from 1 1/4% to 3% of specified product sales relating to the licensed technologies. Additionally, there is a minimum royalty payment due to one licensor in each calendar year for the following amounts, $500,000 for 1998, $600,000 for 1999 and for each succeeding year.

    In May 1993 the Company entered into an exclusive license agreement with Bracco S.p.A. of Milan, Italy, for the distribution rights in a specified territory. In March 1994, Bracco notified the Company that it desired to rescind the agreement and demanded the return of the license fee. The Company notified Bracco that it had regarded Bracco's notice of rescission as a breach of contract. In January 1995, Bracco filed a demand for arbitration claiming return of the $2.0 million license fee, in addition to other monetary relief. The Company filed a counterdemand asking for damages in the amount of at least $5.5 million and other monetary relief, claiming that Bracco's purported rescission was in bad faith and resulted from its acquisition of the exclusive licensee of a competing agent. In November 1995, the arbitrator awarded Bracco $1.7 million plus statutory interest on a legal theory not advanced by Bracco. MBI appealed the award to the Superior Court of Los Angeles County, who affirmed the award in a decision. The Company has appealed the award to the California Appellate Court, and paid the judgment in March 1996 pending a final decision of the appeal. The Company has recognized charges to operations aggregating approximately $2.4 million to reflect the amount of the award, interest accrued thereon and related attorneys' fees. Approximately $1.4 million of these charges were recorded during the year ended March 31, 1996, and approximately $1.0 million was charged to operations in prior years (see note 8).

    In April 1996 Shionogi filed a demand for arbitration seeking damages in excess of $37 million plus punitive damages. Shionogi had been disappointed with ALBUNEX-Registered Trademark- sales in Japan and has blamed "quality" problems. In response, the Company also filed a demand for arbitration seeking in excess of $45 million plus punitive damages. In September 1996, the Company entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX-Registered Trademark- family of products in the territory, consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settled the outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX-Registered Trademark- and resulted in the dismissal of all claims raised by the companies against each other in the pending arbitration proceeding discussed above. Under the agreement the Company paid $3 million to Shionogi in fiscal year 1996 and will pay an additional $5.5 million over the next three years (see note 7). The Company is currently in discussions with potential licensees for Shionogi's territory.

    PATENT MATTERS

    The Company has become aware of several United States patents issued to other companies covering various attributes of perfluorocarbon-containing imaging agents such as OPTISON-TM-. Certain of these companies also are pursuing foreign patent protection. Some of these companies are developing or may be developing ultrasound contrast imaging agents that would compete with OPTISON-TM-.

    The patents and patent applications of these other companies involve a number of complex legal and factual issues that are currently unresolved. The Company believes that there may be a substantial overlap among many of the claims in their patents and that it is likely that there will be administrative proceeding or litigation in the United States and abroad to adjudicate their conflicting rights. The Company believes that it could become a party to one or more of these actions, which could take several years to conclude and could result in a substantial cost to the Company.

    The Company believes that, for a variety of reasons, its commercialization of OPTISON-TM- will not infringe any valid patent held by one of these other companies. Depending upon the particular patent claim, these reasons include (i) differences between OPTISON-TM- and the subject of the claim,
    (ii) the invalidity of the claim due to the existence of prior art, (iii) the inadequacy of the claim's specifications and (iv) lack of enablement. The Company intends to challenge the validity of any such patent granted to one of the other companies if the patent is asserted against the Company, and the Company will enforce its own patents if any product of one of the other companies infringes the Company's patent claims.

    If any patent granted to one of the other companies is asserted against the Company, litigation or administrative proceedings may be necessary to defend the Company against infringement claims or to determine the priority, scope and validity of the other company's proprietary rights.
    Any such litigation or administrative proceedings could result in a substantial cost to the Company; and given the complexity of the legal and factual issues, the inherent vicissitudes and uncertainty of litigation, and other factors, there can be no assurance of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that, in the event of an unfavorable outcome, the Company would be able to obtain a license to any proprietary rights that may be necessary to commercialize OPTISON-TM-, either on acceptable terms or at all. If the Company were required to obtain a license necessary to commercialize OPTISON-TM-, the Company's failure or inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    FDA PROCEEDINGS

    On April 21, 1997, the United States District Court for the District of Columbia entered an order enjoining the United States Food and Drug Administration (the "FDA") from continuing any approval or review procedures relating to the Company's Pre-Market Approval application ("PMA") for OPTISON-TM-, until ten days after the FDA resolves the merits of citizen petitions previously filed with the FDA by the plaintiffs.
    These citizen petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiffs' contrast agents under development are currently classified) or as medical devices (as the Company's ALBUNEX-Registered Trademark- and OPTISON-TM- are currently classified). In February 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON-TM-.

    As described in the court's opinion accompanying its order, the purpose of the order was to grant "a limited injunction to preserve the status quo pending a decision by the FDA as to how to treat all ultrasound contrast agents, whether as medical devices or as drugs, or to provide a rational explanation for the different treatment of the products at issue". The court's order thus identically enjoins the FDA from continuing any approval or review procedures relating to any of the plaintiffs' respective products until ten days after the FDA resolves the merits of the plaintiffs' citizen petitions.

    OTHER

    The Company is periodically a defendant in other legal actions incidental to its business activities. While any litigation has an element of uncertainty, the Company believes that the outcome of any of these actions or all of them combined will not have a materially adverse effect on its financial condition or results of operations.

6.  STOCKHOLDERS' EQUITY

    On May 30, 1996, the Company completed a public offering of 4.1 million shares of Common Stock at $9.00 per share. Net proceeds from this offering (after deducting underwriting discounts and commissions and offering expenses) amounted to approximately $34.1 million.

    In August 1996, the Shareholders approved the Company's Board of Director's recommendation to increase the maximum number of shares of Common Stock from 20,000,000 shares to 40,000,000 shares.

    In June 1989, 1990 and 1991 the Company issued warrants to Nycomed exercisable through June 1994, 1995 and 1996 pursuant to an agreement granting to Nycomed a right of first refusal to purchase additional unregistered shares in connection with the private sale of shares by the Company. As of June 1996, all warrants had expired.

    Mallinckrodt has certain registration rights with respect to the Common Stock issued and issuable to them.

    State Farm Mutual Insurance Company ("State Farm") has registration rights under an agreement which the Company entered into in August 1990 to facilitate State Farm's purchase of Common Stock from E.I. du Pont de Nemours and Company, the Company's collaborative partner in its now discontinued diagnostic DNA probe business. State Farm has certain registration rights with respect to this Common Stock.

    COMMON SHARES RESERVED

    Common shares were reserved for the following purposes (in thousands):

                                                          MARCH 31,
                                                ----------------------------
                                                  1996                1997

Warrants                                            15                    -
Options Granted                                  2,228                2,685
Future Grants of Options                         1,063                  994
                                                ----------------------------
                                                 3,306                3,679
                                                ----------------------------
                                                ----------------------------

    STOCK OPTIONS-

    In 1997, the Board of Directors approved the adoption of the 1997 Directors' Option Plan and authorized the issuance of options for 300,000 shares pursuant to the plan. The plan is subject to approval by the Company's shareholders at the annual meeting scheduled for August 1997.

    1993 PLANS

    In 1993 both the Board of Directors and the shareholders of the Company approved the 1993 Stock Option Plan and the 1993 Outside Directors Stock Option Plan (together, the 1993 Plans). The 1993 Plans were intended to replace the Company's 1984 Incentive Stock Option Plan and the 1984 Nonstatutory Stock Option Plan (together, the 1984 Plan), under which all of the options authorized to be granted have been granted. The 1993 Plans provide for the grant of both qualified incentive stock options and nonstatutory stock options to purchase Common Stock to employees (1993 Stock Option Plan) or non-employee directors of the Company (1993 Outside Directors Stock Option Plan) at no less than the fair value of the stock on the date of grant. Options granted under these plans are exercisable per the terms specified in each individual option, but not before one year (unless the option exercisability is accelerated by the Company's Board of Directors), or later than ten years from the date of grant.

    During fiscal 1997, the shareholders approved the Company's Board of Directors recommendation to amend the Company's 1993 Stock Option Plan to increase the maximum number of shares from 2,500,000 shares to 3,250,000 shares.

    1984 PLAN

    The Company had an Incentive Stock Option Plan and Nonstatutory Stock Option Plan (together, the 1984 Plan) which provided for the grant of options to purchase Common Stock to employees or non-employee directors of the Company at no less than the fair value of the stock on the date of grant. Options granted under the 1984 Plan were exercisable per the terms specified in each individual option, but not before one year (unless the option exercisability was accelerated by the Company's Board of Directors) or later than five years from the date of grant. The 1984 Plan expired in July 1994 and there are no shares reserved for future grants.

    On May 11, 1995, the Board of Directors voted to offer the Company's non-executive employees the opportunity to reprice certain stock options which were originally granted under the 1984 Plan to the closing price on May 31, 1995. The Board approved this repricing because it believes retaining key employees is in the best interests of the stockholders and the Company. During the fourth quarter of fiscal 1995, following a decline in the stock price and a restructuring which included a twenty-five percent staff reduction, key employees were being contacted by other companies and agencies about employment opportunities elsewhere. The Board believes the repricing of the options was the most effective employment retention tool available.

    OTHER OPTION GRANTS-

    The Company has granted to employees, consultants and scientific advisors options to purchase shares of common stock. These options are exercisable per the terms specified in each individual option and lapse pursuant to the terms in the applicable plan. The options were granted at amounts per share which were not less than the fair market value at the date of grant.

    Additional information with respect to the Company's option plans is as follows:

                                                         EMPLOYEE OPTION PLANS                     DIRECTORS' OPTION PLAN
                                              -------------------------------------------   ----------------------------------
                                                                     OPTION PRICE                              OPTION PRICE
                                                  SHARES                 PER SHARE          SHARES              PER SHARE
                                              ---------------  --------------------------  ------------  ---------------------
    Options Outstanding at March 31, 1994         2,297,740    $13.38    -    $31.13         20,000       $17.00
    Granted                                         451,406      7.00    -     15.63         20,000         8.13
    Exercised                                       (10,200)    13.75    -     16.50             -
    Expired or lapsed                              (666,467)     8.75    -     28.75             -
                                              ---------------  ---------- ---------------  ------------  --------- -----------
    Options Outstanding at March 31, 1995         2,072,479      7.00    -     31.13         40,000         8.13  -    17.00
    Granted                                         723,602      6.00    -      8.63         20,000         8.63
    Exercised                                        (5,450)     6.38    -      7.38             -
    Expired or lapsed                              (622,676)     6.38    -     28.75             -
                                               ---------------  ---------- ---------------  ------------  --------- -----------
    Options Outstanding at March 31, 1996         2,167,955      6.00    -     31.13         60,000         8.13  -    17.00
    Granted                                         914,375      6.50    -     11.13         15,000         6.88
    Exercised                                      (295,500)     6.00    -     10.63             -
    Expired or lapsed                              (176,760)     6.00    -     31.13             -
                                               ---------------  ---------- ---------------  ------------  --------- -----------
    Options Outstanding at March 31, 1997         2,610,070      6.00    -     22.25         75,000         6.88  -    17.00
                                               ---------------                              ------------  --------- -----------
    Options exercisable at March 31, 1997         1,171,920                                  60,000
                                               ---------------                              ------------
    Reserved for future grants at
      March 31, 1997                                968,730                                  25,000
                                               ---------------                              ------------

                                          44

    As permitted, the Company has adopted the disclosure only provisions of SFAS 123 effective April 1, 1996. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, net income applicable to common share owners, and net income per common share for March 31, 1996 and 1997 would approximate the pro forma amounts below (in thousands, except per share amounts).


                                                 FISCAL YEARS ENDED MARCH 31,
                                                 -----------------------------
                                                      1996          1997

         Net income (loss) - as reported         $      (20,713)  $   (13,284)
         Net income (loss) - pro forma           $      (21,274)  $   (14,559)
         Earning per share (loss) - as reported  $        (1.62)  $     (0.78)
         Earning per share (loss) - pro forma    $        (1.67)  $     (0.86)



    Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with following weighted average assumptions used for grant in fiscal year 1997: risk free rate of 6.26%, expected option life of 4 years, expected volatility of 55% and a dividend rate of zero. The weighted average fair value of options granted from the Employee stock option plans during fiscal 1996 and 1997 was $6.93 and $9.29, respectively. The weighted average fair value of options granted from the Outside Director stock option plan during fiscal 1996 and 1997 was $8.63 and $6.88, respectively.

    NOTES RECEIVABLE FROM SALE OF COMMON STOCK-

    During fiscal year 1997, the Company repurchased 21,500 shares of Common Stock and forgave notes receivable from related parties of approximately $390,000 relating to the exercise of options to purchase common stock of the Company by officers and other employees. Of this amount, approximately $109,000 was included in accounts and notes receivable and represents taxes payable by the individuals at the time of these option exercises plus accrued interest thereon, as well as accrued interest on purchase price notes. The amounts relating to the purchase price of the common stock are recorded as a reduction to stockholders' equity.

    During fiscal year 1996, the Company repurchased 15,000 shares of Common Stock in a similar transaction whereby the Company forgave notes receivable of $244,000. Of this amount, approximately $56,000 was included in accounts receivable that related to taxes payable by the individuals at the time of the option exercise date, accrued interest thereon, and accrued interest on the notes receivable.

7.  SIGNIFICANT RESEARCH CONTRACTS

    The Company conducts all of its research and development activities on its own behalf. Under the terms of its collaborative research agreements, the Company retains all ownership rights to its proprietary technologies, subject to licensing arrangements made with its licensees.

    In December 1987, December 1988 and March 1989, the Company entered into respective agreements (the Original Agreements) with Nycomed A.S. (Nycomed), a Norwegian corporation, Mallinckrodt Medical, Inc. (Mallinckrodt), of St. Louis, Missouri and Shionogi & Co., Ltd. (Shionogi), a Japanese corporation, under which the Company granted exclusive licenses, restricted to certain geographic areas, to test, evaluate, develop and sell products covered by specified patents of the Company relating directly to the design, manufacture or use of microspheres for ultrasound imaging in vascular applications. The Company also granted rights to sublicense, use, make and sell the licensed products under specified royalty arrangements.

    Under the terms of the Original Agreements, as amended, the Company earned and received license fees of $6.5 million. The Original Agreements also provide for total payments to the Company aggregating up to $66.5 million, to continue product development, clinical trials, preproduction and premarketing activities relating to the Company's ultrasound imaging contrast agents for vascular applications. These amounts are to be received in installments based on the achievement of certain milestones by the Company.

    In September 1995, the Company entered into an Amended and Restated Distribution Agreement ("ARDA"), as well as a related investment agreement, with Mallinckrodt. Under ARDA, the geographical scope of Mallinckrodt's exclusive right was expanded to include all of the countries of the world other than those covered by the Company's license agreements with Shionogi and Nycomed. Additionally, the duration of Mallinckrodt's exclusive right was also extended from October 1999 until the later of July 1, 2003 or three years after the date that the Company obtains approval from the United States Food and Drug Administration ("FDA") to market OPTISON-TM- for an intravenous myocardial perfusion indication.

    The agreement provides the Company with between $33.0 million and $47.5 million in financing (including the $13.0 million common stock investment discussed below). Under the terms of the agreement, Mallinckrodt must make guaranteed payments to the Company totaling $20.0 million over four years to support clinical trials, related regulatory submissions and associated product development of the licensed products, which include but are not limited to ALBUNEX-Registered Trademark- and OPTISON-TM-. These payments will be made in 16 quarterly installments of $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The payments may be accelerated in the event that the Company's cumulative outlays for clinical trials are in excess of the amounts received at any point in time. However, the quarterly payments may not be postponed. As of March 31, 1997 the first six quarterly payments had been received by the Company.

    ARDA requires the Company to spend at least $10.0 million of the $20.0 million it receives over four years on clinical trials to support regulatory filings with the FDA for cardiac indications of the licensed products. The Company's expenditure of this $10.0 million will be made in accordance with the directions of a joint steering committee which the Company and Mallinckrodt established in order to expedite the development and regulatory approval of OPTISON-TM- by enabling the parties to share their expertise relating to clinical trials and the regulatory approval process. The Company and Mallinckrodt have each appointed three of the six members of the joint steering committee.

    In connection with ARDA, the Company also entered into an investment agreement whereby the Company sold 1,118,761 unregistered shares of its common stock to Mallinckrodt for $13.0 million, or a price of $11.62 per share before related costs. Combined with the 181,818 shares of the Company's common stock that Mallinckrodt acquired in December 1988, Mallinckrodt currently owns approximately 9.8% of the Company's issued and outstanding shares.

    In addition, ARDA grants the Company the option (at its own discretion) to repurchase all of the shares of the Company's common stock that Mallinckrodt purchased under the investment agreement for $45.0 million, subject to various price adjustments. This option is exercisable beginning the later of July 1, 2000 or the date that the Company obtains approval from the FDA to market OPTISON-TM- for an intravenous myocardial perfusion indication and ending on the later of June 30, 2003 or three years after the date that the Company obtains approval from the FDA to market OPTISON-TM- for an intravenous myocardial perfusion. If the Company exercises this option, the Company may co-market ALBUNEX-Registered Trademark-, OPTISON-TM- and related products in all of the countries covered by the amended distribution agreement.

    In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX-Registered Trademark-, OPTISON-TM- and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia. Under the amendment to ARDA, Mallinckrodt agreed to pay fees up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45 percent of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4 million payment to the Company). There can be no assurance, however, that this milestone will be satisfied. The Company has included all costs related to the reacquisition of its license rights from Nycomed in other expenses in the financial statements. Of these costs, approximately $1 million was paid in fiscal 1996 and the remainder was paid in fiscal 1997.

    Mallinckrodt is the Company's principal strategic marketing partner for its ALBUNEX-Registered Trademark- and OPTISON-TM- ultrasound contrast agents. Under the Company's arrangements with Mallinckrodt, Mallinckrodt has substantial control over all aspects of marketing the Company's product in its territories.

    In October 1995, the Company entered into an agreement whereby it reacquired all rights to INFOSON (the European designation for ALBUNEX-Registered Trademark-), OPTISON-TM- and related products from Nycomed, the Company's European licensee. The Company agreed to pay Nycomed $2.7 million and 45% of any amounts in excess of $2.7 million that the Company receives in payment for the transfer of marketing rights in the former Nycomed territory to a third party. The Company also agreed to pay Nycomed a royalty based on future sales, as defined in the agreement. As stated above, the license rights were resold to Mallinckrodt for amounts stipulated in the amendment to ARDA.

    In September 1996, the Company entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX-Registered Trademark- family of products in the territory, consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settled an outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX-Registered Trademark- and resulted in the dismissal of all claims raised by the companies against each other. Under the agreement the Company paid $3 million to Shionogi and will pay an additional $5.5 million over the next three years. The Company is currently in discussions with potential licensees for Shionogi's territory.

    During the years ended March 31, 1995, 1996 and 1997, the Company received contract research payments and earned revenue under the above agreements as follows (in thousands):

                                       FISCAL YEARS ENDED MARCH 31,
                               --------------------------------------
                                  1995           1996           1997

    Contract payments received:
         Nycomed               $     733      $     -      $       -
         Mallinckrodt             10,554        6,257         10,200
                              -----------    ---------    -----------
         Total                 $  11,287      $ 6,257      $  10,200
                              -----------    ---------    -----------
                              -----------    ---------    -----------

    Contract payments earned:
         Nycomed               $     733      $     -      $       -
         Mallinckrodt             14,399        2,412         10,200
                              -----------    ---------    -----------
         Total                 $  15,132      $ 2,412      $  10,200
                              -----------    ---------    -----------
                              -----------    ---------    -----------

8.  OTHER EXPENSES

    Other expenses include the following for the years presented:


                                                                                   FISCAL YEARS ENDED MARCH 31,
                                                                              1995           1996          1997
    Legal settlements and related costs (Note 5)                            $    350       $  1,418       $      -
    Write-off of license rights of former Nycomed territory (Note 7)               -              -          3,000
    Write-off of license fees related to discontinued products                     -          1,025              -
    Loss on sale of real estate                                                    -            667              -
    Approval bonus paid by U.S. marketing partner                              3,053              -              -
                                                                            --------       --------       --------
                                                                            $  3,403       $  3,110       $  3,000
                                                                            --------       --------       --------
                                                                            --------       --------       --------


    In September 1996, the Company entered into an agreement with Nycomed for the repurchase of the rights to manufacture, market and sell its ALBUNEX-Registered Trademark- family of products in the territory formerly exclusively licensed to Nycomed (see note 7). As a result, during fiscal year 1997 the Company wrote off the license rights of the former Nycomed territory in the amount of $3 million.

    The Company recorded one-time charges in fiscal year 1996 related to the conclusion of arbitration with Bracco S.p.A., the write off of license fees associated with discontinued products and a write down to the sale price of two buildings that were subsequently sold in March 1996.

    During fiscal year 1995, the Company received a bonus from Mallinckrodt of approximately $3.0 million related to the approval of ALBUNEX-Registered Trademark- for marketing in the United States which was awarded to MBI's employees pursuant to the terms of the agreement. As a result, the Company recorded a charge of approximately $3.0 million, included under other expenses.

9.  SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 1997 and 1996 (in thousands, except per share amounts):


                                                    JUN 30         SEP 30         DEC 31        MAR 31
                                                   --------       --------       --------      -------
   QUARTER ENDED:
    Fiscal 1997
    Revenues                                       $  1,178       $  1,216       $  7,007      $  1,450
    Research and Development Costs                    2,636          2,328          2,354         2,584
    Total Operating Costs and Expenses                5,691          5,465          8,298         6,248
    Net Loss                                         (4,384)        (3,693)          (879)       (4,328)
    Loss Per Common Share                              (.30)          (.21)          (.05)         (.24)
    Weighted Average Common Shares Outstanding       14,787         17,560         17,572        17,711

                                                     JUN 30         SEP 30         DEC 31         MAR 31
                                                     ------         ------        --------       -------
    QUARTER ENDED:
    Fiscal 1996
    Revenues                                         $  350         $  348       $  1,245      $  1,141
    Research and Development Costs                    3,196          3,386          3,276         3,730
    Total Operating Costs and Expenses                4,890          5,528          8,039         5,656
    Net Loss                                         (4,518)        (5,135)        (6,645)       (4,415)
    Loss Per Common Share                              (.37)          (.42)          (.50)         (.33)
    Weighted Average Common Shares Outstanding       12,113         12,196         13,291        13,293

10. SUBSEQUENT EVENTS

    On April 27, 1997, the United States District Court entered an order enjoining the FDA from continuing any approval or review procedures relating to the Company's PMA for OPTISON-TM-, until ten days after the FDA resolves the merits of citizen petitions previously filed with the FDA by the plaintiffs. These citizen petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiffs' contrast agents under development are currently classified) or as medical devices (as the Company's ALBUNEX-Registered Trademark- and OPTISON-TM- are currently classified). In February 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON-TM-.

    As described in the court's opinion accompanying its order, the purpose of the order was to grant "a limited injunction to preserve the status quo pending a decision by the FDA as to how to treat all ultrasound contrast agents, whether as medical devices or as drugs, or to provide a rational explanation for the different treatment of the products at issue". The court's order thus identically enjoins the FDA from continuing any approval or review procedures relating to any of the plaintiffs' respective products until ten days after the FDA resolves the merits of the plaintiffs' citizen petitions.

    On May 12, 1997, the Board of Directors of the Company implemented its previously adopted plan of management succession. As part of the transition plan, Kenneth J. Widder, M.D. relinquished the office of Chief Executive Officer and will remain Chairman of the Board. Dr. Widder will continue to be responsible for the Company's strategic planning and corporate development activities. The Company's Board elected Bobba Venkatadri, currently President and Chief Operating Officer, to the additional office of Chief Executive Officer.

                                       PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors is incorporated in this report by reference to the information contained under the caption "Election of Directors" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on August 20, 1997 ("1997 Proxy Statement"). Information concerning executive officers is included in Part I of this report.


ITEM 11.      EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated in this report by reference to the information contained under the caption "Executive Compensation" in the Company's 1997 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership is incorporated in this report by reference to the information contained under the caption "Stock Ownership" in the Company's 1997 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated in this report by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

                                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(2) The financial statements and financial statement schedules filed as a part of this Report are listed in the "Index to Consolidated Financial Statements and Schedules" on page 29.

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

    10.6      Amended and Restated Distribution Agreement dated September
              7, 1995   between the Company and Mallinckrodt Medical, Inc.
              (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.)

    10.7* Amendment to Amended and Restated Distribution Agreement dated November 4, 1996 between the Company and Mallinckrodt Medical, Inc.

    10.8 Investment Agreement dated December 7, 1988 between the Company and Mallinckrodt Medical, Inc.(Incorporated by reference from Exhibit 10.9 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1989.)

    10.9 Investment Agreement dated September 7, 1995 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 1995.)

    10.10 Letter Agreement dated February 18, 1991 between the Company and Schering Aktiengesellschaft. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

    10.11* Settlement Agreement and Mutual Release dated September 10, 1996 between the Company and Shionogi & Co., Ltd.

    10.12 Exclusive License Agreement dated April 1, 1992 between the Company and The Regents of the University of California. (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.13 License Agreement dated August 23, 1991 between the Johns Hopkins University, Towson State University and the Company. (Incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.14 License Agreement dated November 11, 1991 between the Company and the Regents of the University of Michigan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.15 Exclusive License Agreement dated July 31, 1990 between the Company and the Regents of the University of California, and Amendment Agreement dated April 1, 1992. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.16 License Option Agreement dated January 29, 1993 between the Company and Abbott Laboratories. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 29, 1993.)

    10.17 License Termination Agreement dated September 18, 1995 between Dendritech, Inc., Michigan Molecular Institute and the Company. (Incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

    10.18+ Molecular Biosystems, Inc. Pre-1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

    10.19+ Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan, as amended by First and Second Amendments. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

    10.20+ Third and Fourth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

    10.21+ Fifth Amendment to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.)

    10.22+ Sixth and Seventh Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

    10.23+ Eighth and Ninth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

    10.24+ Form of Stock Option Agreement used with the Company's 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

    10.25+ Molecular Biosystems, Inc. 1993 Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78572 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

    10.26+ Form of Stock Option Agreement used with the Company's 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.27+ Molecular Biosystems, Inc. 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78564 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

    10.28+ Form of Stock Option Agreement used with the Company's 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.29+ Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder, M. D. (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.30+ Employment Agreement dated October 1, 1992 between the Company and James L. Barnhart, Ph.D. (Incorporated by reference from
              Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

    10.31+ Employment Agreement dated April 1, 1994 between the Company and Gerard A. Wills. (Incorporated by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.32+ Employment Agreement dated August 1, 1994 between the Company and Allan H. Mizoguchi. (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.33+ Employment Agreement dated November 1, 1995 between the Company and Bobba Venkatadri. (Incorporated by reference from Exhibit
              10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

    10.34+* First Amendment to Employment Agreement dated April 30, 1996 between the Company and Bobba Venkatadri.

    10.35 Separation Agreement effective May 10, 1996 as amended on June 6, 1996 between the Company and Steven Lawson. (Incorporated by reference from Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

    10.36* Partnership Agreement dated October 18, 1996 between the Company and Bobba and Annapurna Venkatadri.

    10.37 Sublease dated February 6, 1992 between the Company and Sunward Technologies, California. (Incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.38 Triple Net Lease dated June 19, 1995 between the Company and Radnor/Collins/Sorrento Partnership. (Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.39 First Amendment to Lease dated July 15, 1994 between the Company and Principal Mutual life Insurance Company. (Incorporated by reference from Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.40 Office Lease dated September 9, 1991 between the Company and The Principal Financial Group. (Incorporated by reference from
              Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.41 Promissory note dated December 31, 1993 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.42 Second Amendment to Promissory note dated June 24, 1996 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

    10.43 Promissory note dated December 31, 1993 between the Company and John W. Young. (Incorporated by reference from Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    19        Documents not previously filed are marked with an asterisk
              (*).

    23*       Consent of Arthur Andersen LLP.

(b)           REPORTS ON FORM 8-K

              A Current Report on Form 8-K dated April 21,1997, was filed on May 9, 1997, reporting (1) Stay of Action by the FDA, (2) the brand name announced for FS069, and (3) the Company's patent matters.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 1997.

                              MOLECULAR BIOSYSTEMS, INC.


                               By:   /s/ Kenneth J. Widder, M.D.
                                    -----------------------------------------
                                         Kenneth J. Widder, M.D.
                                         Chairman of the Board and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                         DATE
      ---------                      -----                         ----


/s/ Kenneth J. Widder, M.D.          Chairman of the Board       May 20, 1997
------------------------------
   Kenneth J. Widder, M.D.

/s/ Bobba Venkatadri                 President, Chief Executive   May 20, 1997
------------------------------       Officer
   Bobba Venkatadri


/s/ Gerard A. Wills                  Vice President - Finance     May 20, 1997
------------------------------       and Chief Financial Officer
   Gerard A. Wills                   (Principal Financial and
                                     Accounting Officer)


/s/ Robert W. Brightfelt             Director                     May 20, 1997
------------------------------
   Robert W. Brightfelt


/s/ Charles C. Edwards, M.D.         Director                     May 20, 1997
------------------------------
   Charles C. Edwards, M.D.

/s/ Gordon C. Luce                   Director                     May 20, 1997
------------------------------
   Gordon C. Luce

/s/ David Rubinfien                  Director                     May 20, 1997
------------------------------
   David Rubinfien

/s/ David W. Barry, M.D.             Director                     May 20, 1997
------------------------------
   David W. Barry, M. D.

/S/ Jerry Jackson                    Director                     May 20, 1997
------------------------------
   Jerry Jackson

                                  INDEX TO EXHIBITS
                                                                  Sequentially
                                                                    Numbered
EXHIBIT DESCRIPTION                                                   PAGE
-------------------                                                   ----
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

                                                                    Sequentially
                                                                      Numbered
EXHIBIT DESCRIPTION                                                     PAGE
-------------------                                                     ----

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

    10.6 Amended and Restated Distribution Agreement dated September 7, 1995 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.)

    10.7* Amendment to Amended and Restated Distribution Agreement dated November 4, 1996 between the Company and Mallinckrodt Medical, Inc.

    10.8 Investment Agreement dated December 7, 1988 between the Company and Mallinckrodt Medical, Inc.(Incorporated by reference from Exhibit 10.9 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1989.)

    10.9 Investment Agreement dated September 7, 1995 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 1995.)

    10.10 Letter Agreement dated February 18, 1991 between the Company and Schering Aktiengesellschaft. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

    10.11* Settlement Agreement and Mutual Release dated September 10, 1996 between the Company and Shionogi & Co., Ltd.

    10.12 Exclusive License Agreement dated April 1, 1992 between the Company and The Regents of the University of California. (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.13 License Agreement dated August 23, 1991 between the Johns Hopkins University, Towson State University and the Company. (Incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

                                                                    Sequentially
                                                                      Numbered
EXHIBIT DESCRIPTION                                                     PAGE
-------------------                                                     ----

    10.14 License Agreement dated November 11, 1991 between the Company and the Regents of the University of Michigan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.15 Exclusive License Agreement dated July 31, 1990 between the Company and the Regents of the University of California, and Amendment Agreement dated April 1, 1992. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.16 License Option Agreement dated January 29, 1993 between the Company and Abbott Laboratories. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 29, 1993.)

    10.17 License Termination Agreement dated September 18, 1995 between Dendritech, Inc., Michigan Molecular Institute and the Company. (Incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

    10.18+ Molecular Biosystems, Inc. Pre-1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

    10.19+ Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan, as amended by First and Second Amendments. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

    10.20+ Third and Fourth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

    10.21+ Fifth Amendment to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.)

    10.22+ Sixth and Seventh Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

    10.23+ Eighth and Ninth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

                                                                    Sequentially
                                                                      Numbered
EXHIBIT DESCRIPTION                                                     PAGE
-------------------                                                     ----
    10.24+ Form of Stock Option Agreement used with the Company's 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

    10.25+ Molecular Biosystems, Inc. 1993 Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78572 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

    10.26+ Form of Stock Option Agreement used with the Company's 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.27+ Molecular Biosystems, Inc. 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78564 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

    10.28+ Form of Stock Option Agreement used with the Company's 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.29+ Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder, M. D. (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.30+ Employment Agreement dated October 1, 1992 between the Company and James L. Barnhart, Ph.D. (Incorporated by reference from
              Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

    10.31+ Employment Agreement dated April 1, 1994 between the Company and Gerard A. Wills. (Incorporated by reference from Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.32+ Employment Agreement dated August 1, 1994 between the Company and Allan H. Mizoguchi. (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.33+ Employment Agreement dated November 1, 1995 between the Company and Bobba Venkatadri. (Incorporated by reference from Exhibit
              10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

                                                                    Sequentially
                                                                      Numbered
EXHIBIT DESCRIPTION                                                     PAGE
-------------------                                                     ----

    10.34+* First Amendment to Employment Agreement dated April 30, 1996 between the Company and Bobba Venkatadri.

    10.35 Separation Agreement effective May 10, 1996 as amended on June 6, 1996 between the Company and Steven Lawson. (Incorporated by reference from Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

    10.36* Partnership Agreement dated October 18, 1996 between the Company and Bobba and Annapurna Venkatadri.

    10.37 Sublease dated February 6, 1992 between the Company and Sunward Technologies, California. (Incorporated by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.38 Triple Net Lease dated June 19, 1995 between the Company and Radnor/Collins/Sorrento Partnership. (Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.39 First Amendment to Lease dated July 15, 1994 between the Company and Principal Mutual life Insurance Company. (Incorporated by reference from Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.40 Office Lease dated September 9, 1991 between the Company and The Principal Financial Group. (Incorporated by reference from
              Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.41 Promissory note dated December 31, 1993 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.42 Second Amendment to Promissory note dated June 24, 1996 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

    10.43 Promissory note dated December 31, 1993 between the Company and John W. Young. (Incorporated by reference from Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

                                                                    Sequentially
                                                                      Numbered
EXHIBIT DESCRIPTION                                                     PAGE
-------------------                                                     ----

    19   Documents not previously filed are marked with an asterisk (*).

    23*  Consent of Arthur Andersen LLP.


(b)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated April 21,1997, was filed on May 9, 1997, reporting (1) Stay of Action by the FDA, (2) the Brand Name announced for FS069, and (3) the Company's patent matters.