Form 10-Q
period 1997-06-30
MOLECULAR BIOSYSTEMS INC
filed 1997-08-14
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                    X Yes No

         The number of shares outstanding of the issuer's common stock, $.01 par value, as of July 31, 1997 was 17,765,397 shares.

                                          INDEX                             PAGE

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

        1. Consolidated Balance Sheets                                        3

           March 31, 1997 and June 30, 1997

        2. Consolidated Statements of Operations                              4

           Three Months Ended June 30, 1996 and 1997

        3. Consolidated Statements of Cash Flows                              5

           Three Months Ended June 30, 1996 and 1997

        4. Notes to Financial Statements                                      6

        Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         8


PART II -OTHER INFORMATION

        Item 1 - Legal Proceedings                                           12

        Item 2 - Changes in Securities                                       12

        Item 3 - Defaults Upon Senior Securities                             12

        Item 4 - Submission of Matters to a Vote of Securities Holders       12

        Item 5 - Other Information                                           12

        Item 6 - Exhibits and Reports on Form 8-K                            12

           (a) Exhibits
           (b) Reports on Form 8-K

        Signatures                                                           13

                            MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                        (Dollars in thousands)

                                                                                            June 30,
                                                                            March 31,        1997
                                                                               1997        (Unaudited)
                                                                            -----------   --------------
                                  ASSETS
Current assets:

    Cash and cash equivalents                                                $     587     $      409
    Marketable securities, available-for-sale                                   40,827         36,488
    Accounts and notes receivable                                                  902            784
    License rights                                                               8,500          8,500
    Inventories                                                                    342            459
    Prepaid expenses and other assets                                              249            157
                                                                            -----------   ------------
         Total current assets                                                   51,407         46,797
                                                                            -----------   ------------

Property and equipment, at cost:
    Building and improvements                                                   14,544         14,544
    Equipment, furniture and fixtures                                            4,567          4,615
    Construction in progress                                                       511            673
                                                                            -----------   ------------
                                                                                19,622         19,832
    Less:  Accumulated depreciation and amortization                             6,434          6,714
                                                                            -----------   ------------

         Total property and equipment                                           13,188         13,118
                                                                            -----------   ------------

Other assets:
    Patents and license rights, net of amortization
        $1,114 and $1,153, respectively                                            341            302
    Certificate of deposit, pledged                                              3,000          3,000
    Other assets, net                                                            2,223          2,223
                                                                            -----------   ------------
         Total other assets                                                      5,564          5,525
                                                                            -----------   ------------

                                                                              $ 70,159       $ 65,440
                                                                            ===========   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                        $   1,267      $   1,267
    Accounts payable and accrued liabilities                                     4,684          5,625
    Compensation accruals                                                        1,613            947
                                                                            -----------   ------------
         Total current liabilities                                               7,564          7,839
                                                                            -----------   ------------

Long-term debt, net of current portion                                           7,349          7,034
                                                                            -----------   ------------

Other noncurrent liabilities                                                     3,500          3,500

Commitments and contingencies (Note 2)

Stockholders' equity:
    Common Stock, $.01 par value, 40,000,000 shares
      authorized, 17,745,897 and 17,759,397 shares
      issued and outstanding, respectively                                         177            178
    Additional paid-in capital                                                 127,483        127,566
    Accumulated deficit                                                        (75,469)       (80,268)
    Unrealized loss on available-for-sale securities                               (82)           (46)
    Less 40,470 shares of treasury stock, at cost                                 (363)          (363)
                                                                            -----------   ------------

         Total stockholders' equity                                             51,746         47,067
                                                                            -----------   ------------

                                                                              $ 70,159       $ 65,440
                                                                            ===========   ============

                      MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                    (Dollars in thousands, except per share amounts)



                                                                   Three Months Ended
                                                                        June 30,
                                                                   1996          1997
                                                                ------------ -------------
                                                                       (Unaudited)
Revenues:
   Revenues under collaborative agreements                        $   1,000    $    1,250
   Product and royalty revenues                                         178           224
                                                                ------------ -------------
                                                                      1,178         1,474
                                                                ------------ -------------
Operating expenses:
   Research and development costs                                     2,636         2,185
   Costs of products sold                                             1,290         1,511
   Selling, general and administrative expenses                       1,765         3,040
                                                                ------------ -------------
                                                                      5,691         6,736
                                                                ------------ -------------

   Loss from operations                                              (4,513)       (5,262)

Interest expense                                                       (199)         (191)
Interest income                                                         328           654
                                                                ------------ -------------


Net loss                                                           $ (4,384)   $   (4,799)
                                                                ============ =============

Loss per common share                                             $   (0.30)  $     (0.27)
                                                                ============ =============

Weighted average common shares outstanding                           14,787        17,752
                                                                ============ =============

                          MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Dollars in thousands)
                                                                           Three Months Ended
                                                                                June 30,
                                                                          1996           1997
                                                                       ------------  -------------
                                                                              (Unaudited)
Cash flows from operating activities:
    Net loss                                                              $ (4,384)    $   (4,799)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                           346            318
       Changes in operating assets and liabilities:
        Receivables                                                            (53)           (25)
        Inventories                                                            143           (117)
        Prepaid expenses and other assets                                      139            236
        Accounts payable and accrued liabilities                            (1,481)           941
        Compensation accruals                                                 (507)          (666)
                                                                       ------------  -------------

              Cash used in operating activities                             (5,797)        (4,112)
                                                                       ------------  -------------

Cash flows from investing activities:
    Purchases of property and equipment                                       (173)          (210)
    Additions to patents and license rights                                    (15)             -
    Decrease in other assets                                                    11              -
    Decrease in marketable securities                                        7,757          4,376
                                                                       ------------  -------------

              Cash provided by (used in) investing activities                7,580          4,166
                                                                       ------------  -------------

Cash flows from financing activities:
    Net proceeds from  public offering of Common Stock                      34,124              -
    Net proceeds from stock options exercised                                  892             83
    Principal payments on long-term debt                                      (314)          (315)
                                                                       ------------  -------------

              Cash provided by financing activities                         34,702           (232)
                                                                       ------------  -------------

Increase (decrease) in cash and cash equivalents                            36,485           (178)

Cash and cash equivalents, beginning of period                              12,542            587
                                                                       ------------  -------------

Cash and cash equivalents, end of period                                  $ 49,027    $       409
                                                                       ============  =============

Supplemental cash flow disclosures:

    Interest income received                                            $      328    $       798
                                                                       ============  =============

    Interest paid                                                       $      198    $       190
                                                                       ============  =============

NOTES TO FINANCIAL STATEMENTS


 (1)  Basis of Presentation-


      The Notes to the Consolidated Financial Statements of Molecular Biosystems, Inc. (the "Company") were submitted with the Company's Form 10-K for the year ended March 31, 1997 and should be read in conjunction with this Form 10-Q.


      These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of June 30, 1997, and the results of its operations for the three-months ended June 30, 1996 and 1997, and its cash flows for the three-months ended June 30, 1996 and 1997, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.


 (2)  Commitments and Contingencies-


      In April 1997, separate lawsuits were filed by Bracco Diagnostics, Inc. ("Bracco"), DuPont Merck Pharmaceutical Co. ("DuPont Merck"), ImaRx Pharmaceutical Corp. ("ImaRx") and Sonus Pharmaceuticals, Inc. ("Sonus") against the United States Food and Drug Administration (the "FDA") seeking a preliminary and permanent injunction to keep the FDA from approving the Company's pre-market approval application ("PMA") for OPTISON(TM) until the FDA resolved the merits of citizen petitions previously filed with the FDA by the plaintiffs. These citizen petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiffs' contrast agents under development are currently classified) or as medical devices (as the Company's ALBUNEX(R) and OPTISON(TM) are currently classified.) The lawsuits alleged that the FDA acted in an arbitrary and capricious manner in its review of the parties' ultrasound contrast agents and requested the FDA to review all ultrasound contrast agents in a consistent manner.


      In response, the United States District Court entered an order enjoining the FDA from continuing any approval or review procedures relating to the Company's PMA for OPTISON(TM), until ten days after the FDA ruled. In February 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON(TM).


      On July 29, 1997, the FDA ruled that OPTISON(TM) is properly classifiable as a drug under the applicable sections of the Food and Drug Act and FDA regulations. It will transfer review of the Company's PMA for OPTISON(TM) from the Center for Devices and Radiological Health ("CDRH") to the Center for Drug Evaluation and Research ("CDER"). However, the FDA further ruled that (1) the PMA will "immediately be deemed a submitted and filed NDA [New Drug Application]"; (2) CDER will not repeat the review of those portions of the PMA on which CDER has already completed substantial work; (3) CDER will rely, as appropriate, on the "extensive analyses" already done by CDRH, the advisory panel's comments and recommendations, and "any conclusions already reached by CDRH officials regarding the data and information in the PMA." The ruling notes that the Company will be expected to supplement the NDA with patent information, drug labeling, and "other information needed to support the approval of an NDA," but it further notes that the FDA expects "that the redesignation of [OPTISON(TM)] can be accomplished without a significant interruption in the pre-market review process." On August 5, 1997, the United States District Court lifted its stay on the FDA approval process for OPTISON(TM). The Company does not know, however, when FDA approval will be obtained (if at all).


      In July 1997, the Company received notices from the U.S. Patent and Trademark Office ("PTO") that the PTO had granted the Company's petitions seeking reexamination of the patentability of a patent issued to Sonus Pharmaceuticals in September 1996 and a second patent issued to Sonus Pharmaceuticals in November 1996. These two patents are among the patents for which the Company has filed suit to obtain a declaration of invalidity as described in the next paragraph.


      In July 1997, the Company and its marketing partner Mallinckrodt Medical Inc., ("Mallinckrodt") filed suit in United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc., Nycomed Imaging AS, ImaRx Pharmaceutical Corp. and its marketing partner DuPont Merck, and Bracco International BV - seeking declarations that certain of their ultrasound contrast agent patents are invalid.


      The complaint filed by the Company and Mallinckrodt alleges that each of the defendants' patents are invalid on a variety of independent grounds under the U.S. patent laws. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, MBI and Mallinckrodt do not infringe the patents, and asks that defendants be enjoined from proceeding against MBI and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the PTO. The complaint alleges that each defendant has claimed that its patent or
     patents   cover    OPTISON(TM)    and   that each defendant will   attempt
     to   prevent   its     commercialization.


      The Company has obtained a copy of, but has not yet been served with, a complaint filed by Sonus Pharmaceuticals alleging that the manufacture and sale of OPTISON(TM) by the Company and Mallinckrodt will infringe two patents owned by Sonus Pharmaceuticals. These patents are the same patents for which the PTO has granted the Company's petitions for reexamination, as previously described, and are among the patents for which the Company is seeking a declaration of invalidity as described in the preceding two paragraphs. The complaint by Sonus Pharmaceuticals was filed in the United States District Court for the Western District of Washington after the Company and Mallinckrodt filed their lawsuit in the United States District Court for the District of Columbia.


      Litigation or administrative proceedings relating to these matters could result in a substantial cost to the Company; and given the complexity of the legal and factual issues, the inherent vicissitudes and uncertainty of litigation, and other factors, there can be no assurance of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that, in the event of an unfavorable outcome, the Company would be able to obtain a license to any proprietary rights that may be necessary to commercialize OPTISON(TM), either on acceptable terms or at all. If the Company were required to obtain a license necessary to commercialize OPTISON(TM), the Company's failure or inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

PART I   - FINANCIAL INFORMATION


Item 2   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


         The following management discussion and analysis should be read in conjunction with (1) the current consolidated financial statements and (2) the Company's consolidated financial statements and management's discussion and analysis of financial condition and results of operations in its Annual Report on Form 10-K for the year ended March 31, 1997.


         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the expense and uncertain outcome of the litigation described under the caption "Recent Events"; difficulties and delays with respect to the performance of clinical trials; delays by regulatory authorities; manufacturing problems; difficulties and delays with respect to marketing and sales activities; and general uncertainties accompanying the development and introduction of new products.


Recent Events


         In April 1997, separate lawsuits were filed by Bracco Diagnostics, Inc. ("Bracco"), DuPont Merck Pharmaceutical Co. ("DuPont Merck"), ImaRx Pharmaceutical Corp. ("ImaRx") and Sonus Pharmaceuticals, Inc. ("Sonus") against the United States Food and Drug Administration (the "FDA") seeking a preliminary and permanent injunction to keep the FDA from approving the Company's pre-market approval application ("PMA") for OPTISON(TM) until the FDA resolved the merits of citizen petitions previously filed with the FDA by the plaintiffs. These citizen petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiffs' contrast agents under development are currently classified) or as medical devices (as the Company's ALBUNEX(R) and OPTISON(TM) are currently classified.) The lawsuits alleged that the FDA acted in an arbitrary and capricious manner in its review of the parties' ultrasound contrast agents and requested the FDA to review all ultrasound contrast agents in a consistent manner.


         In response, the United States District Court entered an order enjoining the FDA from continuing any approval or review procedures relating to the Company's PMA for OPTISON(TM), until ten days after the FDA ruled. In February 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON(TM).


         On July 29, 1997, the FDA ruled that OPTISON(TM) is properly classifiable as a drug under the applicable sections of the Food and Drug Act and FDA regulations. It will transfer review of the Company's PMA for OPTISON(TM) from the Center for Devices and Radiological Health ("CDRH") to the Center for Drug Evaluation and Research ("CDER"). However, the FDA further ruled that (1) the PMA will "immediately be deemed a submitted and filed NDA [New Drug Application]"; (2) CDER will not repeat the review of those portions of the PMA on which CDER has already completed substantial work; (3) CDER will rely, as appropriate, on the "extensive analyses" already done by CDRH, the advisory panel's comments and recommendations, and "any conclusions already reached by CDRH officials regarding the data and information in the PMA." The ruling notes that the Company will be expected to supplement the NDA with patent information, drug labeling, and "other information needed to support the approval of an NDA," but it further notes that the FDA expects "that the redesignation of [OPTISON(TM)] can be accomplished without a significant interruption in the pre-market review process." On August 5, 1997, the United States District Court lifted its stay onthe FDA approval process for OPTISON(TM). The Company does not know, however, when FDA approval will be obtained (if at all).


         In July 1997, the Company received notices from the U.S. Patent and Trademark Office ("PTO") that the PTO had granted the Company's petitions seeking  reexamination  of  the  patentability  of  a  patent  issued  to  Sonus
Pharmaceuticals in September 1996 and a second patent issued to Sonus Pharmaceuticals in November 1996. These two patents are among the patents for which the Company has filed suit to obtain a declaration of invalidity as described in the next paragraph.


         In July 1997, the Company and its marketing partner Mallinckrodt Medical Inc., ("Mallinckrodt") filed suit in United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc., Nycomed Imaging AS, ImaRx Pharmaceutical Corp. and its marketing partner DuPont Merck, and Bracco International BV - seeking declarations that certain of their ultrasound contrast agent patents are invalid.


         The complaint filed by the Company and Mallinckrodt alleges that each of the defendants' patents are invalid on a variety of independent grounds under the U.S. patent laws. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, MBI and Mallinckrodt do not infringe the patents, and asks that defendants be enjoined from proceeding against MBI and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the PTO. The complaint alleges that each defendant has claimed that its patent or patents cover OPTISON(TM) and that each defendant will attempt to prevent its commercialization.


         The Company has obtained a copy of, but has not yet been served with, a complaint filed by Sonus Pharmaceuticals alleging that the manufacture and sale of OPTISON(TM) by the Company and Mallinckrodt will infringe two patents owned by Sonus Pharmaceuticals. These patents are the same patents for which the PTO has granted the Company's petitions for reexamination, as previously described, and are among the patents for which the Company is seeking a declaration of invalidity as described in the preceding two paragraphs. The complaint by Sonus Pharmaceuticals was filed in the United States District Court for the Western District of Washington after the Company and Mallinckrodt filed their lawsuit in the United States District Court for the District of Columbia.


         Litigation or administrative proceedings relating to these matters could result in a substantial cost to the Company; and given the complexity of the legal and factual issues, the inherent vicissitudes and uncertainty of litigation, and other factors, there can be no assurance of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that, in the event of an unfavorable outcome, the Company would be able to obtain a license to any proprietary rights that may be necessary to commercialize OPTISON(TM), either on acceptable terms or at all. If the Company were required to obtain a license necessary to commercialize OPTISON(TM), the Company's failure or inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.


         On May 12, 1997, the Board of Directors of the Company implemented its previously adopted plan of management succession. As part of the transition plan, Kenneth J. Widder, M.D. relinquished the office of Chief Executive Officer but will remain Chairman of the Board. Dr. Widder will continue to be responsible for the Company's strategic planning and corporate development activities. The Company's Board elected Bobba Venkatadri, currently President and Chief Operating Officer, to the additional office of Chief Executive Officer.


Liquidity and Capital Resources


         At June 30, 1997, the Company had net working capital of $39.0 million compared to $43.8 million at March 31, 1997. Cash, cash equivalents, marketable securities and certificates of deposit pledged were $39.9 million at June 30, 1997 compared to $44.4 million at March 31, 1997. In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing ("Mellon") for a lease line of $1.6 million with a term of 48 months. The Company has not yet drawn down on this lease line.


         For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, including the proceeds of the public offering in May 1996 and interest thereon, plus payments under its collaborative agreement with Mallinckrodt, will enable the Company to fund its operations for at least the next two years. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities.


         The Company may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements with pharmaceutical companies; the licensing of product rights to third parties; or additional public and private financing, as capital requirements change as a result of strategic, competitive, technological and regulatory factors. There can be no assurance that funds from these sources will be available on favorable terms, or at all.


Results of Operations


         Revenues Under Collaborative Agreements. Revenues under collaborative agreements were $1.3 million for the three-month period ended June 30, 1997 compared to $1.0 million for the same period in the prior year. These revenues in the both years consist solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995.


         Product and Royalty Revenues. Revenues from product sales and royalties were $224,000 for the three-month period ended June 30, 1997, compared to $178,000 for the same period in the prior year. Product revenues come from the Company's sales of ALBUNEX(R) to Mallinckrodt, in the case of the three-month period ended June 30, 1997, and to Mallinckrodt and Shionogi & Co., Ltd. ("Shionogi"), in the case of the three-month period ended June 30, 1996, and were recognized upon shipment of the product. The transfer prices for the Company's sales were determined under the Company's respective agreements with Mallinckrodt and Shionogi (the latter of which was terminated in September 1996) and were equal to 40% of Mallinckrodt's net sales price to its end users of the product and 30% of Shionogi's sales price to its end users. Royalty revenues were received under a licensing agreement between the Company and Abbott Laboratories.


         Costs of Products Sold. Cost of products sold totaled $1.5 million for the three-month period ended June 30, 1997, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the same period in the prior year, cost of products sold totaled $1.3 million. The Company anticipates an increase in its gross profit margins if and when ALBUNEX(R) sales volume increases and if and when OPTISON(TM), the Company's second generation ultrasound imaging agent, receives regulatory approval and obtains market acceptance. The increase in sales volume would permit the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on the market acceptance of ALBUNEX(R) and OPTISON(TM) and are therefore uncertain.


         Research and Development Costs. For the three-month period ended June 30, 1997, the Company's research and development costs totaled $2.2 million, as compared to $2.6 million for the same period in 1996. This current decrease of approximately 17% is due to the fact that the Company has completed clinical trials for the cardiac function indication for the Company's second-generation product, OPTISON(TM).


         Selling, General and Administrative Expenses. For the three-month period ended June 30, 1997, the Company's selling, general and administrative expenses totaled $3.0 million, as compared to $1.8 million for the same period in 1996. This increase in the current year is primarily attributable to legal expenses related to the FDA lawsuit and patent matters. See the discussion under "Recent Events".


         Interest Expense and Interest Income. Interest expense for the three-month period ended June 30, 1997 amounted to $191,000, and consisted of mortgage interest on the Company's manufacturing building and interest on a second note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in June 1997. The second note payable mentioned above, in the amount of $6.0 million, bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.50% in June 1997.


         The increase in interest income in the current year is due to higher average cash and marketable securities balances as a result of the public offering in May 1996.


         The Company's cash is invested primarily in short-term, fixed principal
investments,   such  as  U.S.   Government   agency  issues,   corporate  bonds,
certificates of deposit and commercial paper.


Prospective Information


         The Company is involved in several legal and administrative proceedings which could result in a substantial cost to the Company. Given the complexity of the legal and factual issues and the uncertainty of litigation, there can be no assurance of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. For a detailed discussion of these matters, see "Recent Events".


PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS


         See "Recent Events" in Part I, Item 2, which is incorporated by reference in this response.


Item 2-5 - The Company has nothing to report with respect to these items during the quarter ended June 30, 1997.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


 (a)      Exhibits - None


 (b)      Reports on Form 8-K


A Current Report on Form 8-K dated April 21,1997, was filed on May 9, 1997, reporting (1) the stay of review of OPTISON(TM) by the FDA, (2) the brand name announced for FS069, and (3) certain patent matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




   /s/ Gerard Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


    8/14/97
Date