Form 10-Q
period 1997-09-30
MOLECULAR BIOSYSTEMS INC
filed 1997-11-14
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    X Yes No

 The number of shares outstanding of the issuer's common stock, $.01 par value, as of October 24, 1997 was 17,802,187 shares.

                   INDEX                                                    PAGE

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements (unaudited)

        1. Consolidated Balance Sheets                                         3

           March 31, 1997 (audited) and September 30, 1997

        2. Consolidated Statements of Operations                               4

           Three Months Ended September 30, 1996 and 1997
           Six Months Ended September 30, 1996 and 1997

        3. Consolidated Statements of Cash Flows                               5

           Six Months Ended September 30, 1996 and 1997

        4. Notes to Financial Statements                                       6

        Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                          9


PART II -OTHER INFORMATION

        Item 1 - Legal Proceedings                                            13

        Item 2 - Changes in Securities                                        13

        Item 3 - Defaults Upon Senior Securities                              13

        Item 4 - Submission of Matters to a Vote of Securities Holders        13

        Item 5 - Other Information                                            13

        Item 6 - Exhibits and Reports on Form 8-K                             13

           (a) Exhibits
           (b) Reports on Form 8-K

        Signatures                                                            14

                              MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                        (Dollars in thousands)

                                                                                        September 30,
                                                                           March 31,        1997
                                                                             1997        (Unaudited)
                                                                        -------------   -------------
                                ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 587           $ 103
    Marketable securities, available-for-sale                                 40,827          29,644
    Accounts and notes receivable                                                902             898
    License rights                                                             8,500           8,500
    Inventories                                                                  342             943
    Prepaid expenses and other assets                                            249              77
                                                                        -------------   -------------
         Total current assets                                                 51,407          40,165
                                                                        -------------   -------------

Property and equipment, at cost:
    Building and improvements                                                 14,544          14,544
    Equipment, furniture and fixtures                                          4,567           4,562
    Construction in progress                                                     511           1,024
                                                                        -------------   -------------
                                                                              19,622          20,130
    Less:  Accumulated depreciation and amortization                           6,434           6,926
                                                                        -------------   -------------

         Total property and equipment                                         13,188          13,204
                                                                        -------------   -------------

Other assets:
    Patents and license rights, net of amortization
        $1,114 and $1,186, respectively                                          341             268
    Certificate of deposit, pledged                                            3,000           3,000
    Other assets, net                                                          2,223           2,206
                                                                        -------------   -------------
         Total other assets                                                    5,564           5,474
                                                                        -------------   -------------

                                                                            $ 70,159        $ 58,843
                                                                        =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                        $ 1,267         $ 1,267
    Accounts payable and accrued liabilities                                   4,684           5,521
    Compensation accruals                                                      1,613           1,163
                                                                        -------------   -------------
         Total current liabilities                                             7,564           7,951
                                                                        -------------   -------------

Long-term debt, net of current portion                                         7,349           6,718

Other noncurrent liabilities                                                   3,500           1,500

Commitments and contingencies (Note 2)

Stockholders' equity:
    Common Stock, $.01 par value, 40,000,000 shares
      authorized, 17,745,897 and 17,788,987 shares
      issued and outstanding, respectively                                       177             178
    Additional paid-in capital                                               127,483         127,764
    Accumulated deficit                                                      (75,469)        (84,889)
    Unrealized loss on available-for-sale securities                             (82)            (16)
    Less 40,470 shares of treasury stock, at cost                               (363)           (363)
                                                                        -------------   -------------

         Total stockholders' equity                                           51,746          42,674
                                                                        -------------   -------------

                                                                            $ 70,159        $ 58,843
                                                                        =============   =============


                                 MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited; dollars in thousands, except per share amounts)



                                                               Three Months Ended           Six Months Ended
                                                                  September 30,               September 30,
                                                               1996          1997          1996          1997
                                                            -----------  -------------  ------------ -------------

Revenues:
   Revenues under collaborative agreements                     $ 1,159        $ 1,345       $ 2,159       $ 2,595
   Product and royalty revenues                                     32             81           210           305
   License fees                                                     25              -            25             -
                                                            -----------  -------------  ------------ -------------
                                                                 1,216          1,426         2,394         2,900
                                                            -----------  -------------  ------------ -------------
Operating expenses:
   Research and development costs                                2,328          2,680         4,964         4,865
   Costs of products sold                                        1,339            970         2,629         2,481
   Selling, general and administrative expenses                  1,798          2,751         3,563         5,791
                                                            -----------  -------------  ------------ -------------
                                                                 5,465          6,401        11,156        13,137
                                                            -----------  -------------  ------------ -------------

   Loss from operations                                         (4,249)        (4,975)       (8,762)      (10,237)

Interest expense                                                  (214)          (186)         (413)         (377)
Interest income                                                    770            540         1,098         1,194
                                                            -----------  -------------  ------------ -------------

Net loss                                                      $ (3,693)      $ (4,621)     $ (8,077)     $ (9,420)
                                                            ===========  =============  ============ =============

Loss per common share                                          $ (0.21)       $ (0.26)      $ (0.50)      $ (0.53)
                                                            ===========  =============  ============ =============

Weighted average common shares outstanding                      17,560         17,768        16,181        17,760
                                                            ===========  =============  ============ =============

                           MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited; dollars in thousands)
                                                                            Six Months Ended
                                                                             September 30,
                                                                          1996           1997
                                                                       ------------  -------------
Cash flows from operating activities:
    Net loss                                                              $ (8,077)      $ (9,420)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                           729            618
       Loss on disposals of property and equipment                               -              3
       Changes in operating assets and liabilities:
        Receivables                                                             93            (87)
        Inventories                                                            219           (602)
        Prepaid expenses and other assets                                       26            263
        Accounts payable and accrued liabilities                             3,442            837
        Deferred contract revenues                                           1,090              -
        Compensation accruals                                                  (61)          (450)
                                                                       ------------  -------------

              Cash used in operating activities                             (2,539)        (8,838)
                                                                       ------------  -------------

Cash flows from investing activities:
    Purchases of property and equipment                                       (511)          (566)
    Proceeds from sale of property and equipment                                 -              2
    Additions to patents and license rights                                    (15)             -
    Purchase of license rights from Shionogi                                (8,500)        (2,000)
    Decrease in other assets                                                    14             17
    (Increase) decrease in marketable securities                           (34,477)        11,250
                                                                       ------------  -------------

              Cash provided by (used in) investing activities              (43,489)         8,703
                                                                       ------------  -------------

Cash flows from financing activities:
    Net proceeds from  public offering of Common Stock                      34,098              -
    Net proceeds from  sale of Common Stock                                      -              -
    Net proceeds from stock options exercised                                  996            281
    Principal payments on long-term debt                                      (627)          (630)
                                                                       ------------  -------------

              Cash provided by financing activities                         34,467           (349)
                                                                       ------------  -------------

Increase (decrease) in cash and cash equivalents                           (11,561)          (484)

Cash and cash equivalents, beginning of period                              12,542            587
                                                                       ------------  -------------

Cash and cash equivalents, end of period                                     $ 981          $ 103
                                                                       ============  =============

Supplemental cash flow disclosures:

    Interest income received                                                 $ 874        $ 1,285
                                                                       ============  =============

    Interest paid                                                            $ 410          $ 374
                                                                       ============  =============


NOTES TO FINANCIAL STATEMENTS


 (1)  Basis of Presentation-


      These interim Consolidated Financial Statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


      These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of September 30, 1997, and the results of its operations for the six-months ended September 30, 1996 and 1997, and its cash flows for the six-months ended September 30, 1996 and 1997, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.


 (2)  Commitments and Contingencies-


      In April 1997, separate lawsuits were filed by Bracco Diagnostics, Inc. ("Bracco"), DuPont Merck Pharmaceutical Co. ("DuPont Merck"), ImaRx Pharmaceutical Corp. ("ImaRx") and Sonus Pharmaceuticals, Inc. ("Sonus") against the United States Food and Drug Administration (the "FDA") seeking a preliminary and permanent injunction to prevent the FDA from approving the Company's pre-market approval application ("PMA") for the Company's second-generation ultrasound imaging agent, OPTISON(TM), until the FDA resolved the merits of citizen petitions that the plaintiffs previously filed with the FDA. These petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiffs' contrast agents under development are currently classified) or as medical devices (as both the Company's ALBUNEXa and OPTISON(TM) were then classified.) The lawsuits (the "FDA Cases") alleged that the FDA acted in an arbitrary and capricious manner in its review of the parties' ultrasound contrast agents and requested the FDA to review all ultrasound contrast agents in a consistent manner.


      In response, the United States District Court entered an order enjoining the FDA from continuing any approval or review procedures relating to the Company's PMA for OPTISON(TM) until ten days after the FDA ruled on the plaintiffs' citizen petitions. In February 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON(TM) as a device.


      On July 29, 1997, the FDA ruled that OPTISON(TM) is properly classifiable as a drug under the applicable sections of the Food and Drug Act and FDA regulations and transferred review of the Company's PMA for OPTISON(TM) from the Center for Devices and Radiological Health ("CDRH") to the Center for Drug Evaluation and Research ("CDER"). (It left the classification of ALBUNEXa unchanged.) However, the FDA further ruled that (1) the PMA for OPTISON(TM) will "immediately be deemed a submitted and filed NDA [New Drug Application]"; (2) CDER will not repeat the review of those portions of the PMA on which CDER has already completed substantial work; and (3) CDER will rely, as appropriate, on the "extensive analyses" already done by CDRH, the advisory panel's comments and recommendations, and "any conclusions already reached by CDRH officials regarding the data and information in the PMA." The ruling notes that the Company will be expected to supplement the NDA with patent information, drug labeling, and "other information needed to support the approval of an NDA," but it further notes that the FDA expects "that the redesignation of [OPTISON(TM)] can be accomplished without a significant interruption in the pre-market review process." On August 5, 1997, the United States District Court lifted its stay on the FDA approval process for OPTISON(TM). The Company does not know, however, when FDA approval will be obtained (if at all) or what additional information (if any) it will be required to provide to the FDA in connection with its review of OPTISON(TM).


      On July 31, 1997, the Company and its marketing partner Mallinckrodt Medical Inc., ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus, Nycomed Imaging AS ("Nycomed"), ImaRx and its marketing partner DuPont Merck, and Bracco International BV - seeking declarations that certain of their ultrasound contrast agent patents are invalid. On the same day, the Company and Mallinckrodt filed counterclaims in the FDA Cases seeking the same relief as in the MBI Case. The court subsequently ruled that these counterclaims were moot in the light of the mootness of the FDA Cases following the FDA's reclassification ruling and dismissed the counterclaims.


      The complaint filed by the Company and Mallinckrodt in the MBI Case alleges that each of the defendants' patents is invalid on a variety of independent grounds under the U.S. patent laws. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON(TM) and will attempt to prevent its commercialization. All of the defendents except Nycomed have filed motions to dismiss the complaint on jurisdictional grounds. These motions are pending.


      Beginning in July 1997, the Company received the first of five notices from the PTO granting the Company's petitions for reexamination which it had filed respecting five patents held by three potential competitors, Sonus, Nycomed and Imarx. Each of the patents currently in the reexamination process is related to the use of perfluorocarbon gases in ultrasound contrast agents and is included among the patents respecting which the Company is seeking a declaration of invalidity in the MBI Case.


      The Company has obtained a copy of, but has not yet been served with, a complaint filed by Sonus alleging that the manufacture and sale of OPTISON(TM) by the Company and Mallinckrodt will infringe two patents owned by Sonus. These patents are the same patents for which the PTO has granted the Company's petitions for reexamination, and are among the patents respecting which the Company is seeking a declaration of invalidity in the MBI Case. The complaint by Sonus was filed in the United States District Court for the Western District of Washington State after the Company and Mallinckrodt filed the MBI Case in the United States District Court for the District of Columbia.


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
              RESULTS OF OPERATIONS


         The following management discussion and analysis should be read in conjunction with (1) the current Consolidated Financial Statements and (2) the Company's Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended March 31, 1997.


         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the expense and uncertain outcome of the litigation described under the caption "Recent Events"; difficulties and delays with respect to the performance of clinical trials; delays by regulatory authorities; manufacturing problems; difficulties and delays with respect to marketing and sales activities; and general uncertainties accompanying the development and introduction of new products.


Recent Events


         In April 1997, separate lawsuits were filed by Bracco Diagnostics, Inc. ("Bracco"), DuPont Merck Pharmaceutical Co. ("DuPont Merck"), ImaRx Pharmaceutical Corp. ("ImaRx") and Sonus Pharmaceuticals, Inc. ("Sonus") against the United States Food and Drug Administration (the "FDA") seeking a preliminary and permanent injunction to prevent the FDA from approving the Company's pre-market approval application ("PMA") for the Company's second-generation ultrasound imaging agent, OPTISON(TM), until the FDA resolved the merits of citizen petitions that the plaintiffs previously filed with the FDA. These petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiffs' contrast agents under development are currently classified) or as medical devices (as both the Company's ALBUNEX(R) and OPTISON(TM) were then classified.) The lawsuits (the "FDA Cases") alleged that the FDA acted in an arbitrary and capricious manner in its review of the parties' ultrasound contrast agents and requested the FDA to review all ultrasound contrast agents in a consistent manner.


         In response, the United States District Court entered an order enjoining the FDA from continuing any approval or review procedures relating to the Company's PMA for OPTISON(TM) until ten days after the FDA ruled on the plaintiffs' citizen petitions. In February 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON(TM) as a device.


         On July 29, 1997, the FDA ruled that OPTISON(TM) is properly classifiable as a drug under the applicable sections of the Food and Drug Act and FDA regulations and transferred review of the Company's PMA for OPTISON(TM) from the Center for Devices and Radiological Health ("CDRH") to the Center for Drug Evaluation and Research ("CDER"). (It left the classification of ALBUNEX(R) unchanged.) However, the FDA further ruled that (1) the PMA for OPTISON(TM) will "immediately be deemed a submitted and filed NDA [New Drug Application]"; (2) CDER will not repeat the review of those portions of the PMA on which CDER has already completed substantial work; and (3) CDER will rely, as appropriate, on the "extensive analyses" already done by CDRH, the advisory panel's comments and recommendations, and "any conclusions already reached by CDRH officials regarding the data and information in the PMA." The ruling notes that the Company will be expected to supplement the NDA with patent information, drug labeling, and "other information needed to support the approval of an NDA," but it further notes that the FDA expects "that the redesignation of [OPTISON(TM)] can be accomplished without a significant interruption in the pre-market review process." On August 5, 1997, the United States District Court lifted its stay on the FDA approval process for OPTISON(TM). The Company does not know, however, when FDA approval will be obtained (if at all) or what additional information (if any) it will be required to provide to the FDA in connection with its review of OPTISON(TM).


         On July 31, 1997, the Company and its marketing partner Mallinckrodt Medical Inc., ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus, Nycomed Imaging AS ("Nycomed"), ImaRx and its marketing partner DuPont Merck, and Bracco International BV - seeking declarations that certain of their ultrasound contrast agent patents are invalid. On the same day, the Company and Mallinckrodt filed counterclaims in the FDA Cases seeking the same relief as in the MBI Case. The court subsequently ruled that these counterclaims were moot in the light of the mootness of the FDA Cases following the FDA's reclassification ruling and dismissed the counterclaims.


         The complaint filed by the Company and Mallinckrodt in the MBI Case alleges that each of the defendants' patents is invalid on a variety of independent grounds under the U.S. patent laws. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON(TM) and will attempt to prevent its commercialization. All of the defendents except Nycomed have filed motions to dismiss the complaint on jurisdictional grounds. These motions are pending.


         Beginning in July 1997, the Company received the first of five notices from the PTO granting the Company's petitions for reexamination which it had filed respecting five patents held by three potential competitors, Sonus, Nycomed and Imarx. Each of the patents currently in the reexamination process is related to the use of perfluorocarbon gases in ultrasound contrast agents and is included among the patents respecting which the Company is seeking a declaration of invalidity in the MBI Case.


         The Company has obtained a copy of, but has not yet been served with, a complaint filed by Sonus alleging that the manufacture and sale of OPTISON(TM) by the Company and Mallinckrodt will infringe two patents owned by Sonus. These patents are the same patents for which the PTO has granted the Company's petitions for reexamination, and are among the patents respecting which the Company is seeking a declaration of invalidity in the MBI Case. The complaint by Sonus was filed in the United States District Court for the Western District of Washington State after the Company and Mallinckrodt filed the MBI Case in the United States District Court for the District of Columbia.


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


Liquidity and Capital Resources


         At September 30, 1997, the Company had net working capital of $32.2 million compared to $43.8 million at March 31, 1997. Cash, cash equivalents, marketable securities and certificates of deposit pledged were $32.7 million at September 30, 1997 compared to $44.4 million at March 31, 1997. In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing ("Mellon") for a lease line of $1.6 million with a term of 48 months. The Company has not yet drawn down on this lease line.


         For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, including the proceeds of the public offering in May 1996 and interest thereon, plus payments under its collaborative agreement with Mallinckrodt, will enable the Company to fund its operations for at least the next twelve months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities.


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


Results of Operations


         Revenues Under Collaborative Agreements. Revenues under collaborative agreements were $1.3 million for the three-month period ended September 30, 1997 compared to $1.2 million for the same period in the prior year. These revenues in both years consist of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995.


         Product and Royalty Revenues. Revenues from product sales and royalties were $81,000 for the three-month period ended September 30, 1997, compared to $32,000 for the same period in the prior year. Product revenues come from the Company's sales of ALBUNEX(R) to Mallinckrodt which are recognized upon shipment of the product. The transfer price for the Company's sales is determined under the Company's agreement with Mallinckrodt and is equal to 40% of Mallinckrodt's net sales price to its end users of the product. Royalty revenues were received under a licensing agreement between the Company and Abbott Laboratories.


         Costs of Products Sold. Cost of products sold totaled $970,000 for the three-month period ended September 30, 1997, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the same period in the prior year, cost of products sold totaled $1.3 million. The Company anticipates an increase in its gross profit margins if and when ALBUNEX(R) sales volume increases and if and when OPTISON(TM) receives regulatory approval and obtains market acceptance. The increase in sales volume would permit the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on market acceptance of ALBUNEX(R) and OPTISON(TM) and are therefore uncertain.


         Research and Development Costs. For the three-month period ended September 30, 1997, the Company's research and development costs totaled $2.7 million, as compared to $2.3 million for the same period in 1996. This increase is due to the fact that the Company has initiated clinical trials for additional indications for OPTISON(TM).


         Selling, General and Administrative Expenses. For the three-month period ended September 30, 1997, the Company's selling, general and administrative expenses totaled $2.8 million, compared to $1.8 million for the same period in 1996. This increase in the current year is primarily attributable to legal expenses related to the recent FDA lawsuit and pending patent litigation. See the discussion under "Recent Events".


         Interest Expense and Interest Income. Interest expense for the three-month period ended September 30, 1997 amounted to $186,000, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8.0% in September 1997. The note payable, in the amount of $6.0 million, bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.5% in September 1997.


         The increase in interest income in the current year is due primarily to higher average cash and marketable securities balances.


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


Item 2-5 - The Company has nothing to report with respect to these items for the quarter ended September 30, 1997.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


 (a)      Exhibits - None


(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




   /s/ Gerard Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


    11/12/97
Date