Form 10-Q
period 1997-12-31
MOLECULAR BIOSYSTEMS INC
filed 1998-02-09
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                    X Yes No

       The number of shares outstanding of the registrant's common stock, $.01 par value, as of January 23, 1998 was 17,828,327 shares.

                              INDEX                                     PAGE

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements (unaudited)

       1. Consolidated Balance Sheets                                     3

           March 31, 1997 (audited) and December 31, 1997

       2. Consolidated Statements of Operations                           4

           Three Months Ended December 31, 1996 and 1997
           Nine Months Ended December 31, 1996 and 1997

       3. Consolidated Statements of Cash Flows                           5

           Nine Months Ended December 31, 1996 and 1997

       4. Notes to Financial Statements                                   6

       Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      8


PART II -OTHER INFORMATION

       Item 1 - Legal Proceedings                                        13

       Item 2 - Changes in Securities                                    13

       Item 3 - Defaults Upon Senior Securities                          13

       Item 4 - Submission of Matters to a Vote of Securities Holders    13

       Item 5 - Other Information                                        13

       Item 6 - Exhibits and Reports on Form 8-K                         13

           (a) Exhibits
           (b) Reports on Form 8-K

       Signatures                                                        14

                       MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands, except per share amounts)

                                                                             December 31,
                                                               March 31,        1997
                                                                 1997        (Unaudited)
                                                              ------------  --------------
                           ASSETS
Current assets:

   Cash and cash equivalents                                        $ 587         $ 811
   Marketable securities, available-for-sale                       40,827        24,914
   Accounts and notes receivable                                      902           992
   License rights                                                   8,500         8,500
   Inventories                                                        342           745
   Prepaid expenses and other assets                                  249           260
                                                              ------------  ------------
        Total current assets                                       51,407        36,222
                                                              ------------  ------------

Property and equipment, at cost:
   Building and improvements                                       14,544        14,544
   Equipment, furniture and fixtures                                4,567         4,541
   Construction in progress                                           511           339
                                                              ------------  ------------
                                                                   19,622        19,424
   Less:  Accumulated depreciation and amortization                 6,434         7,162
                                                              ------------  ------------

        Total property and equipment                               13,188        12,262
                                                              ------------  ------------

Other assets:
   Patents and license rights, net of amortization
       $1,114 and $1,214, respectively                                341           255
   Certificate of deposit, pledged                                  3,000         3,000
   Other assets, net                                                2,223         2,199
                                                              ------------  ------------
        Total other assets                                          5,564         5,454
                                                              ------------  ------------

                                                                 $ 70,159      $ 53,938
                                                              ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                              $ 1,267       $ 1,267
   Accounts payable and accrued liabilities                         4,684         6,694
   Compensation accruals                                            1,613         1,064
                                                              ------------  ------------
        Total current liabilities                                   7,564         9,025
                                                              ------------  ------------

Long-term debt, net of current portion                              7,349         6,403

Other noncurrent liabilities                                        3,500         1,500

Commitments and contingencies (Note 2)

Stockholders' equity:
   Common Stock, $.01 par value, 40,000,000 shares
     authorized, 17,745,897 and 17,828,287 shares
     issued and outstanding, respectively                             177           178
   Additional paid-in capital                                     127,483       128,031
   Accumulated deficit                                            (75,469)      (90,791)
   Unrealized loss on available-for-sale securities                   (82)          (45)
   Less 40,470 shares of treasury stock, at cost                     (363)         (363)
                                                              ------------  ------------

        Total stockholders' equity                                 51,746        37,010
                                                              ------------  ------------

                                                                 $ 70,159      $ 53,938
                                                              ============  ============


                                       MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited; dollars in thousands, except per share amounts)



                                                                    Three Months Ended             Nine Months Ended
                                                                       December 31,                  December 31,
                                                                    1996           1997           1996           1997
                                                                -------------  -------------  -------------- -------------

Revenues:
   Revenues under collaborative agreements                           $ 1,091        $ 1,250         $ 3,250       $ 3,845
   Product and royalty revenues                                          216            123             426           428
   License fees                                                        5,700              -           5,725             -
                                                                -------------  -------------  -------------- -------------
                                                                       7,007          1,373           9,401         4,273
                                                                -------------  -------------  -------------- -------------
Operating expenses:
   Research and development costs                                      2,354          2,939           7,318         7,804
   Costs of products sold                                              1,078          1,468           3,707         3,949
   Selling, general and administrative expenses                        1,866          3,110           5,429         8,901
   Other nonrecurring charges                                          3,000              -           3,000             -
                                                                -------------  -------------  -------------- -------------
                                                                       8,298          7,517          19,454        20,654
                                                                -------------  -------------  -------------- -------------

   Loss from operations                                               (1,291)        (6,144)        (10,053)      (16,381)

Interest expense                                                        (203)          (176)           (616)         (553)
Interest income                                                          615            417           1,713         1,611
                                                                -------------  -------------  -------------- -------------

Net loss                                                              $ (879)      $ (5,903)       $ (8,956)    $ (15,323)
                                                                =============  =============  ============== =============

Net loss per common share (basic and fully diluted) (Note 3)         $ (0.05)       $ (0.33)        $ (0.54)      $ (0.86)
                                                                =============  =============  ============== =============

Weighted average common shares outstanding                            17,572         17,813          16,651        17,778
                                                                =============  =============  ============== =============


                              MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited; dollars in thousands)
                                                                                Nine Months Ended
                                                                                   December 31,
                                                                               1996           1997
                                                                           -------------  --------------

Cash flows from operating activities:
   Net loss                                                                    $ (8,956)      $ (15,323)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                               1,082             903
      Write-off of former Nycomed territory license rights                        3,000               -
      Loss on disposals of property and equipment                                     -               2
      Changes in operating assets and liabilities:
       Receivables                                                                  (27)           (104)
       Inventories                                                                  296            (404)
       Prepaid expenses and other assets                                           (455)              3
       Accounts payable and accrued liabilities                                      87           2,010
       Compensation accruals                                                        (29)           (548)
                                                                           -------------  --------------

             Cash used in operating activities                                   (5,002)        (13,461)
                                                                           -------------  --------------

Cash flows from investing activities:
   Purchases of property and equipment                                             (634)         (1,215)
   Proceeds from sale of property and equipment                                       4               4
   Additions to patents and license rights                                          (15)            (15)
   Purchase of license rights from Shionogi                                      (3,000)         (2,000)
   Purchase of license rights from Nycomed                                       (2,000)              -
   (Increase) decrease in other assets                                             (271)             26
   (Increase) decrease in marketable securities                                 (31,071)         15,951
                                                                           -------------  --------------

             Cash provided by (used in) investing activities                    (36,987)         12,751
                                                                           -------------  --------------

Cash flows from financing activities:
   Net proceeds from sale/leaseback transaction                                       -           1,331
   Net proceeds from public offering of Common Stock                             34,086               -
   Net proceeds from stock options exercised                                      1,158             549
   Principal payments on long-term debt                                            (942)           (946)
                                                                           -------------  --------------

             Cash provided by financing activities                               34,302             934
                                                                           -------------  --------------

Increase (decrease) in cash and cash equivalents                                 (7,687)            224

Cash and cash equivalents, beginning of period                                   12,542             587
                                                                           -------------  --------------

Cash and cash equivalents, end of period                                        $ 4,855           $ 811
                                                                           =============  ==============

Supplemental cash flow disclosures:

   Interest income received                                                       $ 804         $ 1,727
                                                                           =============  ==============

   Interest paid                                                                  $ 592           $ 612
                                                                           =============  ==============

NOTES TO FINANCIAL STATEMENTS


 (1)  Basis of Presentation-


         These interim Consolidated Financial Statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


         These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of management, all adjustments required for a fair presentation of the financial position of the Company as of December 31, 1997, and the results of its operations for the nine-months ended December 31, 1996 and 1997, and its cash flows for the nine-months ended December 31, 1996 and 1997, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.


 (2)  Commitments and Contingencies-


              On  July  31,  1997,   the  Company  and  its  marketing   partner
     Mallinckrodt Inc., ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc ("Sonus"), Nycomed Imaging AS ("Nycomed"), ImaRx Pharmaceutical Corp. ("ImaRx") and its marketing partner DuPont Merck Pharmaceutical Corp. ("DuPont Merck"), and Bracco International BV ("Bracco") - seeking declarations that certain of their ultrasound contrast agent patents are invalid. On the same day, the Company and Mallinckrodt filed counterclaims in cases filed against the FDA by Bracco, Sonus, ImaRx and DuPont Merck in which the Company had intervened as a defendant seeking the same relief as in the MBI Case. The court subsequently dismissed these counterclaims following the FDA's reclassification ruling (as previously reported), and resulting mootness of the proceedings against the FDA.


              The complaint filed by the Company and Mallinckrodt in the MBI Case alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON(TM), the Company's second-generation ultrasound contrast agent, and will attempt to prevent its commercialization.


              All of the defendants except Nycomed filed motions to dismiss the complaint on jurisdictional grounds. On January 5, 1998, the court hearing the MBI Case dismissed each of the defendants except Nycomed, ruling that the court lacked jurisdiction over those defendants with respect to the Company's claims of patent invalidity and noninfringement. The court's ruling does not purport to rule on the merits of the Company's claims; the dismissal was based solely on jurisdictional grounds.


              Following Sonus's dismissal as a defendant in the MBI Case, Sonus activated the patent infringement lawsuit ("Sonus Case") which it had filed in August 1997 against the Company and Mallinckrodt in the United States District Court for the Western District of Washington. Sonus's complaint alleges that the manufacture and sale of OPTISON(TM) by the Company and Mallinckrodt infringe two patents owned by Sonus. These patents are the same patents which are currently in reexamination at the PTO (as described in the next paragraph), and are the same patents for which the Company was seeking a declaration of invalidity in the MBI Case. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with the Sonus Case until the jurisdictional motions were decided in the MBI Case.


              Beginning in July 1997, the Company received the first of five notices from the PTO granting the Company's petitions for reexamination which it had filed with respect to five patents held by three potential competitors, Sonus, Nycomed and ImaRx. Each of the five notices stated there was a substantial new question of patentability raised by the Company's petitions with respect to all claims of the patents. Each of the patents currently in the reexamination process is related to the use of perfluorocarbon gases in ultrasound contrast agents and is included among the patents for which the Company was seeking a declaration of invalidity in the MBI Case (and for which the Company is continuing to seek a declaration of invalidity in the case of Nycomed's patents).


              In November and December 1997, the PTO issued office actions in connection with the Company's patent reexamination petitions filed against Sonus and Nycomed, respectively. The PTO office actions reject all relevant claims of the patents owned by Sonus and Nycomed involved in the MBI Case and the Sonus Case, based on prior art not previously disclosed to the PTO by Sonus and Nycomed during prosecution of their patent applications. If maintained through further proceedings before the patent examiner and on any appeal, the PTO rejections will invalidate the patents which Sonus and Nycomed are attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON(TM).


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





 (3)      Earnings per Share -


              In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The
     statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). The adoption of this statement had no material impact to the Company due to its capital structure, which consists solely of one class of stock.





     PART I-  FINANCIAL INFORMATION


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


         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the Company's anticipated results or other expectations. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the expense and uncertain outcome of the litigation described under the caption "Recent Events," including the possibility of injunctive relief to competitors prohibiting the sale of OPTISON(TM); a ruling by the Patent and Trademark Office ("PTO") in the pending patent reexamination proceedings favoring competitors' patents; delays or an inability to bring OPTISON(TM) to market in Europe as a result of regulatory delays or patent litigation; difficulties and delays with respect to the performance of clinical trials; delays by regulatory authorities in approving additional indications for OPTISON(TM), including the evaluation of myocardial perfusion; manufacturing problems; difficulties and delays with respect to marketing and sales activities; general uncertainties accompanying the development and introduction of new products; and other risk factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission.


Recent Events


         On December 31, 1997, the Company's new drug application for OPTISON(TM), the Company's second-generation contrast agent for cardiac ultrasound imaging, was approved by the United States Food and Drug Administration (the FDA). This approval permits the marketing of OPTISON(TM) in the United States for use in patients with suboptimal echocardiagrams to opacify the left ventricle and to improve the delineation of the left ventricular endocardial borders.


         OPTISON(TM), the first of the perfluorocarbon containing ultrasound agents to reach the market, enables physicians to enhance resolution of anatomical structure where ultrasound alone is inadequate. Ultrasound cardiac imaging has several advantages over other imaging methods. It is minimally invasive, relatively inexpensive and can quickly provide a real-time image. OPTISON(TM) helps increase the effectiveness of echocardiography in diagnosing heart disease by introducing gas-filled microspheres into the blood. The microspheres travel in the blood stream to the left ventricle of the heart where the microspheres reflect the soundwaves generated from ultrasound equipment, enabling the development of a clearer, more descriptive ultrasound image.


         On January 27, 1998, the European Union's Committee for Proprietary Medicinal Products ("CPMP") of the European Medicines Evaluation Agency (EMEA) recommended the approval of OPTISON(TM). The regulatory file was submitted to the EMEA under the centralized procedure in which a single license is granted for the 15 member states of the European Union. The marketing authorization is expected to be granted by the European Commission within several months. Upon EMEA approval, OPTISON(TM) will be sold by Mallinckrodt, Inc. ("Mallinckrodt").


         On July 31, 1997, the Company and its marketing partner Mallinckrodt filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc ("Sonus"), Nycomed Imaging AS ("Nycomed"), ImaRx Pharmaceutical Corp. ("ImaRx") and its marketing partner DuPont Merck Pharmaceutical Corp. ("DuPont Merck"), and Bracco International BV ("Bracco") seeking declarations that certain of their ultrasound contrast agent patents are invalid. On the same day, the Company and Mallinckrodt filed counterclaims in cases filed against the FDA by Bracco, Sonus, ImaRx and DuPont Merck in which the Company had intervened as a defendant seeking the same relief as in the MBI Case. The court subsequently dismissed these counterclaims following the FDA's reclassification ruling (as previously reported), and resulting mootness of the proceedings against the FDA.


         The complaint filed by the Company and Mallinckrodt in the MBI Case alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the PTO. The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON(TM), the Company's second-generation ultrasound contrast agent, and will attempt to prevent its commercialization.


         All of the defendants except Nycomed filed motions to dismiss the complaint on jurisdictional grounds. On January 5, 1998, the court hearing the MBI Case dismissed each of the defendants except Nycomed, ruling that the court lacked jurisdiction over those defendants with respect to the Company's claims of patent invalidity and noninfringement. The court's ruling does not purport to rule on the merits of the Company's claims; the dismissal was based solely on jurisdictional grounds.


         Following Sonus's dismissal as a defendant in the MBI Case, Sonus activated the patent infringement lawsuit ("Sonus Case") which it had filed in August 1997 against the Company and Mallinckrodt in the United States District Court for the Western District of Washington. Sonus's complaint alleges that the manufacture and sale of OPTISON(TM) by the Company and Mallinckrodt infringe two patents owned by Sonus. These patents are the same patents which are currently in reexamination at the PTO (as described in the next paragraph), and are the same patents for which the Company was seeking a declaration of invalidity in the MBI Case. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with the Sonus Case until the jurisdictional motions were decided in the MBI Case.


         Beginning in July 1997, the Company received the first of five notices from the PTO granting the Company's petitions for reexamination which it had filed with respect to five patents held by three potential competitors, Sonus, Nycomed and ImaRx. Each of the five notices stated there was a substantial new question of patentability raised by the Company's petitions with respect to all claims of the patents. Each of the patents currently in the reexamination process is related to the use of perfluorocarbon gases in ultrasound contrast agents and is included among the patents for which the Company was seeking a declaration of invalidity in the MBI Case (and for which the Company is continuing to seek a declaration of invalidity in the case of Nycomed's patents).


         In November and December 1997, the PTO issued office actions in connection with the Company's patent reexamination petitions filed against Sonus and Nycomed, respectively. The PTO office actions reject all relevant claims of the patents owned by Sonus and Nycomed involved in the MBI Case and the Sonus Case, based on prior art not previously disclosed to the PTO by Sonus and Nycomed during prosecution of their patent applications. If maintained through further proceedings before the patent examiner and on any appeal, the PTO rejections will invalidate the patents which Sonus and Nycomed are attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON(TM).


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


Liquidity and Capital Resources


         At December 31, 1997, the Company had net working capital of $27.2 million compared to $43.8 million at March 31, 1997. Cash, cash equivalents, marketable securities and certificates of deposit pledged were $28.7 million at December 31, 1997 compared to $44.4 million at March 31, 1997. In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing ("Mellon") for a lease line of $1.6 million with a term of 48 months.


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


Results of Operations


         Revenues Under Collaborative Agreements. Revenues under collaborative agreements were $1.3 million and $3.8 million for the three-month and nine-month periods ended December 31, 1997 compared to $1.1 million and $3.3 million for the same periods in the prior year. These revenues in both years consist of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995.


         Product and Royalty Revenues. Revenues from product sales and royalties were $123,000 and $428,000 for the three-month and nine-month periods ended December 31, 1997, compared to $216,000 and $426,000 for the same periods in the prior year. Product revenues result from the Company's sales of ALBUNEX(R) to Mallinckrodt which are recognized upon shipment of the product. The transfer price for the Company's sales is determined under the Company's agreement with Mallinckrodt and is equal to 40% of Mallinckrodt's net sales price to its end users of the product. Royalty revenues were received under a licensing agreement between the Company and Abbott Laboratories for the Company's patented in vitro diagnostic DNA probe technology.


         Costs of Products Sold. Cost of products sold totaled $1.5 million and $3.9 million for the three-month and nine-month periods ended December 31, 1997, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the same periods in the prior year, cost of products sold totaled $1.1 million and $3.7 million. The Company anticipates an increase in its gross profit margins if and when ALBUNEX(R) sales volume increases and if and when OPTISON(TM) obtains market acceptance. The increase in sales volume would permit the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on market acceptance of ALBUNEX(R) and OPTISON(TM) and are therefore uncertain.


         Research and Development Costs. For the three-month and nine-month periods ended December 31, 1997, the Company's research and development costs totaled $2.9 million and $7.8 million, as compared to $2.4 million and $7.3 million for the same periods in 1996. This increase is due to the fact that the Company has initiated clinical trials for additional indications for OPTISON(TM).


         Selling, General and Administrative Expenses. For the three-month and nine-month periods ended December 31, 1997, the Company's selling, general and administrative expenses totaled $3.1 million and $8.9 million, compared to $1.9 million and $5.4 million for the same periods in 1996. This increase in the current year is primarily attributable to increased legal expenses. See the discussion under "Recent Events".


         Interest Expense and Interest Income. Interest expense for the three-month and nine-month periods ended December 31, 1997 amounted to $176,000 and $553,000, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in December 1997. The note payable, in the amount of $6 million, bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.5% in December 1997.


         The decrease in interest income in the current year is due primarily to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.


Prospective Information


         On December 31, 1997, the Company's new drug application for OPTISON(TM), the Company's second-generation contrast agent for cardiac ultrasound imaging, was approved by the United States FDA. This approval permits the marketing of OPTISON(TM) in the United Sates for use in patients with suboptimal echocardiagrams to opacify the left ventricle and to improve the delineation of the left ventricular endocardial borders.


         OPTISON(TM), the first of the perfluorocarbon containing ultrasound agents to reach the market, enables physicians to enhance resolution of anatomical structure where ultrasound alone is inadequate. Ultrasound cardiac imaging has several advantages over other imaging methods. It is minimally invasive, relatively inexpensive and can quickly provide a real-time image. OPTISON(TM) helps increase the effectiveness of echocardiography in diagnosing heart disease by introducing gas-filled microspheres into the blood. The microspheres travel in the blood stream to the left ventricle of the heart where the microspheres reflect the soundwaves generated from ultrasound equipment, enabling the development of a clearer, more descriptive ultrasound image.


         On January 27, 1998, the European Union's CPMP of the EMEA recommended the approval of OPTISON(TM). The regulatory file was submitted to the EMEA under the centralized procedure in which a single license is granted for the 15 member states of the European Union. The marketing authorization is expected to be granted by the European Commission within several months. Upon EMEA approval, OPTISON(TM) will be sold by Mallinckrodt.


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


Item 2-5 - The Company has nothing to report with respect to these items for the quarter ended December 31, 1997.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


 (a)      Exhibits - None


(b) A Current Report on Form 8-K dated December 31, 1997, was filed on January 20, 1998, reporting that on December 31, 1997, the Company's second-generation contrast agent for cardiac ultrasound imaging (OPTISONTM) was approved by the United States Food and Drug Administration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




   /s/ Gerard Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


    2/06/98
Date