Form 10-K405
period 1998-03-31
MOLECULAR BIOSYSTEMS INC
filed 1998-06-26
CIK 719598

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

             10070 Barnes Canyon Road, San Diego, California 92121
              (Address of principal executive offices) (Zip Code)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant was $136,975,838 as of June 16, 1998 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported on the New York Stock Exchange).

    There were 18,572,995 shares outstanding of the registrant's Common Stock as of June 16, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Items 10, 11, 12 and 13 of this Report is incorporated by reference to the registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held August 13, 1998.

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

GENERAL

  Molecular Biosystems, Inc. ("MBI" or the "Company") is a leader in the development, manufacture and sale of ultrasound contrast imaging agents. These contrast agents are used primarily to improve the real-time images ("moving pictures") of organs and body structures, especially the heart, obtained through ultrasound examinations. MBI's products are designed to increase the diagnostic usefulness of ultrasound examinations through enhanced visualization of structures and vasculature, and to reduce the need for diagnostic procedures that may be more expensive, time-consuming, or invasive. MBI is the first and only company to obtain marketing approval from the United States Food and Drug Administration ("FDA") for ultrasound contrast agents, having gained approvals for ALBUNEX-Registered Trademark-_in 1994 and for OPTISON-TM- (the Company's second-generation agent) in 1997. OPTISON, a significant improvement over ALBUNEX in terms of efficacy, is used to detect heart disease by assessing blood flow within the heart chambers and by identifying the location of the chamber borders and the movement of the chamber walls ("cardiac function").

  To increase the potential applications of OPTISON, MBI has conducted Phase 2 clinical trials to evaluate the product's efficacy in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion").
The multiple Phase 2 trials include use of OPTISON in the emergency room for patients presenting with chest pain, and in various forms of stress echocardiography. Results using OPTISON in each of these applications suggest a close agreement with nuclear SPECT imaging for the detection of ischemia by wall motion and perfusion. Furthermore, the results indicate that use of OPTISON could help to "rescue" a large proportion of uninterpretable non-contrast studies, thereby reducing the need for additional, more expensive and time consuming testing. The Company believes the information regarding perfusion will enable cardiologists to diagnose heart attacks and coronary artery disease more accurately and safely than is currently feasible. MBI is also conducting Phase 2 clinical studies using OPTISON to detect abnormalities in other organs, such as the liver.

  Ultrasound imaging is a widely-used and cost-effective technique to examine soft tissues, internal body organs and blood flow. Ultrasound systems use low-power, high-frequency sound waves that are reflected by tissues and fluids to produce real-time images. It is estimated that over 54 million ultrasound imaging procedures were performed in the United States in 1997, of which approximately 15 million procedures were used to examine the heart ("echocardiograms"). Unlike other imaging modalities, such as magnetic resonance imaging, computed tomography and nuclear imaging, ultrasound imaging procedures could not be performed with contrast agents to enhance images until the approval of ALBUNEX and the subsequent approval of OPTISON. Non-contrast ultrasound, while very good in delineating anatomy, often results in poor image quality and is unable to demonstrate actual blood flow within organ tissue.

  MBI's ultrasound contrast agents are designed to enhance existing ultrasound procedures by improving their ability to image blood flow and by providing clearer images of body structures and organs. OPTISON and ALBUNEX consist of human albumin microspheres made using MBI's patented process. The microspheres are injected intravenously into the bloodstream and transported to the heart and other organs. Because the microspheres are highly reflective to the ultrasound xbeam, organs and structures containing blood will appear more brightly and clearly than they would in the absence of the contrast agent. Albumin is a protein naturally found in human blood and has been used for many years as a blood expander. Both ALBUNEX, which was first marketed in Japan in October 1993, and OPTISON, marketed since January 1998, have been given to over 30,000 patients with no clinically significant side effects.

  OPTISON permits cardiologists to see blood flow in the chambers of the heart and the motion of the heart muscle using ultrasound. Cardiologists are particularly interested in the chamber of the heart called the left ventricle which pumps oxygenated blood arriving from the lungs to all other parts of the body. In approximately 15-20% of patients undergoing an echocardiogram, the wall of the left ventricle (the "endocardial border") cannot be detected or its location appears ambiguous on the ultrasound image based on the physical and disease condition of the patient. When OPTISON enters the left ventricle, however, the endocardial border can be visualized because of the reflectivity of the OPTISON microspheres in the blood. When the endocardial border is visible, cardiologists can observe its motion and thus are able to interpret cardiac function, which is critical in diagnosing cardiac disease, including damage from a heart attack.

  In addition to other indications, OPTISON is designed to permit cardiologists to evaluate myocardial perfusion. Unlike ALBUNEX, which is air-filled, OPTISON microspheres contain an insoluble gas, fluoropropane. Because of their composition, OPTISON microspheres remain in the bloodstream for more than 5 minutes, as opposed to 35-40 seconds in the case of ALBUNEX. As a result, OPTISON is able to perfuse into tissues, including the heart muscle, highlighting areas of normal and abnormal blood flow. The Company believes that if its clinical trials for myocardial perfusion are successful, OPTISON will provide important diagnostic benefits, including detecting areas of the heart muscle compromised due to coronary artery stenosis as well as detecting the lack of blood flow in the heart muscle resulting from a complete occlusion of a coronary artery (heart attack). The Company believes that OPTISON may have much greater market potential than ALBUNEX because of the greater diagnostic importance of the indications for which it may be suitable (such as myocardial perfusion) when used in conjunction with new ultrasound imaging modalities.

  In June 1998, the Company announced that results from Phase 2 myocardial perfusion clinical trials for OPTISON indicate that it may be a useful contrast agent for the evaluation of myocardial perfusion. The Company believes that the use of OPTISON in routine diagnostic as well as emergency room procedures may significantly reduce the overall cost of patient care by substituting ultrasound for more expensive diagnostic methods such as nuclear imaging and by enabling more accurate screening of patients to determine whether follow-up diagnostic or surgical procedures are required. In March 1996, the Company announced that preliminary analysis of Phase 2 myocardial perfusion results indicated a 92% concordance between diagnoses of patients with known or suspected heart disease made using dipyridamole-stress nuclear imaging, the current perfusion "gold standard" and dipyridamole-stress harmonic ultrasound imaging using OPTISON.

  The Company has additionally completed Phase 2 clinical trials for an oral ultrasound contrast agent, known as ORALEX, which may be used to enhance the ultrasound image of the abdominal area and improve the ability to detect stomach lesions and pancreatic tumors. Preliminary evaluation of data from this study suggests that ORALEX may provide significant diagnostic utility as compared both with non-contrast images and with water, which is sometimes used as a contrast agent but which has a short gastric emptying time and is of limited efficacy. MBI has entered into a strategic alliance with Chugai Pharmaceutical Co, Ltd. ("Chugai") to develop and commercialize ORALEX in Japan, Taiwan and South Korea. In the United States, the Company is seeking a partner for continued development of ORALEX. Because of the Company's primary commitment to OPTISON and related products, it has determined that it will begin Phase 3 clinical trials for ORALEX only when it has found a collaborative partner to fund a significant portion of the necessary clinical and regulatory activities in the United States.

  In the area of computed tomography imaging ("CT"), MBI is developing a novel contrast agent, MB-840, which employs iodinated triglycerides ("ITG") to target hepatocytes (liver cells), thereby providing a site-specific contrast agent for CT. Current CT imaging is not effective in identifying the very early stages of liver cancer even with the use of traditional iodinated x-ray contrast agents. The Company believes that MB-840 may make possible consistent early identification of liver cancer by CT. At present, the Company is preparing to initiate pre-clinical trials for MB-840.

  MBI is collaborating with Mallinckrodt, Inc. ("Mallinckrodt") to develop and commercialize OPTISON in all territories of the world with the exception of Japan, Taiwan and South Korea. Mallinckrodt is one of the world leaders in the marketing of contrast imaging agents, with 1997 imaging agent sales of approximately $801 million.

MBI's relationship with Mallinckrodt began in 1988 with the execution of a distribution agreement for North and South America and a related investment agreement pursuant to which Mallinckrodt paid the Company approximately $30 million.

  The Company and Mallinckrodt expanded their original agreement in September 1995 when the parties entered into an Amended and Restated Distribution Agreement ("ARDA"). ARDA expanded the geographic scope and extended the duration of Mallinckrodt's exclusive marketing rights. Mallinckrodt at that time also made a $13 million equity investment in MBI and committed $20 million to the clinical development of OPTISON and related projects. MBI may receive up to an additional $9.5 million upon meeting certain territorial and product development milestones, of which $3 million has been received to date. There can be no assurances, however, that future milestones will be met.

  In December 1996, the Company and Mallinckrodt amended ARDA to further expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for OPTISON, ALBUNEX and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed Imaging AS, consisting of Europe, Africa, India and parts of Asia.

  Under ARDA, the Company is responsible for manufacturing all licensed products for sale to Mallinckrodt at a price generally equal to 40% of Mallinckrodt's quarterly average selling price to end users. The Company is responsible for conducting clinical trials and securing regulatory approvals of the licensed products in the United States for cardiac indications. Mallinckrodt is responsible for conducting clinical trials and securing approvals of the licensed products in the United States for non-cardiac indications and is responsible for conducting all clinical trials and securing approvals in the other countries in Mallinckrodt's territory.

  In April 1998, the Company and Chugai entered into a strategic alliance to develop and commercialize OPTISON and ORALEX in Japan, Taiwan and South Korea. (Chugai may market OPTISON under a name other than "OPTISON." In the Chugai agreement, OPTISON is referred to as "FS069," MBI's developmental name for OPTISON.) In exchange for granting to Chugai a royalty-based license to market these products in the named countries, MBI received an upfront license fee from Chugai of $14 million. In addition, Chugai made an equity investment in MBI common stock of $8.3 million at a premium of 40% over the then-prevailing market price. MBI is eligible to receive milestone payments of up to $20 million based on the achievement of certain product development goals in the Japanese territory and will receive royalties from Chugai from the sale of commercialized products in the territory.

BUSINESS STRATEGY

  The Company's objective is to remain a leader in the development and commercialization of innovative contrast imaging agents. MBI intends to achieve this objective by implementing the following key strategies.

  DEVELOP OPTISON FOR MULTIPLE INDICATIONS. MBI's primary clinical developmental objective is to gain additional regulatory approvals in the United States and abroad for OPTISON for the diagnosis of multiple cardiac indications, such as cardiac function and myocardial perfusion. Thereafter the Company intends to expand the application of OPTISON by seeking approval for non-cardiac (radiology) indications. The Company believes that the extensive knowledge that it and Mallinckrodt have gained through the marketing of ALBUNEX regarding the requirements of the medical and third-party payor communities will assist in the commercialization of OPTISON.

  DEMONSTRATE COST-EFFECTIVENESS. The Company and Mallinckrodt will continue to design studies to demonstrate the overall cost-effectiveness of using the Company's ultrasound contrast agents. The Company believes that such studies may establish that use of OPTISON can significantly reduce the overall cost of patient care by substituting ultrasound for more expensive diagnostic modalities, and by enabling more accurate screening of patients to determine whether follow-up diagnostic or therapeutic procedures are required.

  NEW PRODUCT DEVELOPMENT. The Company has established significant clinical, regulatory and manufacturing expertise in the development of OPTISON and ALBUNEX. The Company intends to leverage this expertise for the development of new, proprietary imaging products such as ORALEX, MB840, and other products.

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

  MAGNETIC RESONANCE IMAGING ("MRI"). MRI creates an image by exposing the body to a radio frequency pulse to which the body's hydrogen atoms respond in a way detectable by the MRI equipment. This information is analyzed by computer and a cross-sectional image is produced. MRI is used primarily to image soft tissues in order to detect tumors, lesions, and injuries. An accurate image is produced, but as with CT, the images are not real-time. In addition, MRI does not generally provide information on blood flow or perfusion of blood into organs and tissues, and has not yet been accepted as a primary diagnostic for imaging of the heart. In 1996, approximately 8.5 million MRI procedures were performed in the United States, approximately 29% of which used a contrast imaging agent. In 1994, MRI equipment cost up to $2 million.

  NUCLEAR IMAGING. Nuclear imaging requires the injection of radioactive substances into the body. It is typically preceded by a stress echo exam. The radiation is detected by a special camera and analyzed by computer, resulting in a static image that does not depict blood flow in real time. Great care is required in the handling and disposal of radioactive contrast agents. It is used primarily to detect cardiovascular disease, malignancies and soft-tissue tumors. It is also the current "gold standard" used to detect myocardial perfusion. Approximately 10 million nuclear imaging procedures were performed in the United States in 1994, approximately 3.0 million of which were cardiac perfusion studies. In 1996, the median Health Care Finance Administration ("HCFA") reimbursement rate for a nuclear cardiac exam was $850, excluding the cost of any preceding echocardiogram.

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

ULTRASOUND IMAGING

Ultrasound employs low-power, high-frequency sound waves which are directed at the organ to be imaged by placing a generating instrument called a "transducer" on the body near the organ. The sound waves are reflected off of the organ or tissue back to the ultrasound machine. The ultrasound machine reads the reflected sound waves and produces a cross-sectional real-time "moving picture" image of the targeted organ or tissue. Ultrasound is used to image the heart, liver, kidneys, gall bladder, pancreas, other abdominal structures, blood vessels, and the reproductive system, and is also being investigated for use with brain and breast examinations. Cardiac ultrasound examinations are called "echocardiograms." Non-cardiac diagnostic ultrasound examinations are referred to as "radiology" indications or applications. The advantages of ultrasound include:

     SAFETY. The sound waves employed by ultrasound have no noticeable medical effect on the body. The same organs or sections of the body may be imaged repeatedly for long periods of time with no adverse effects. Ultrasound is routinely used in fetal examinations.

     EASE OF USE. Ultrasound exams are relatively simple to perform and require little patient preparation. Unlike machines used for MRI, CT, nuclear imaging and x-ray angiography, ultrasound machines are compact and portable and do not require specially-equipped facilities or housing.

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

     LARGE INSTALLED BASE. There is a large installed base of ultrasound machines throughout the world. In 1997, there were approximately 72,000 machines installed in the United States. Several large manufacturers such as Hewlett-Packard, ATL, Acuson and Toshiba compete in the ultrasound hardware market.

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

  Although ultrasound is a widely-used imaging modality, the visual clarity of non-contrast-enhanced ultrasound images is generally inferior to that obtainable using certain of the other modalities. With each of the other modalities, contrast agents are frequently used, and in nuclear imaging and x-ray angiography, an imaging agent is required to create the images. Until the introduction of ALBUNEX, no imaging agents were available in the United States for use with ultrasound.

  "Conventional" ultrasound imaging sends and receives sound waves at a single frequency; this is called the "fundamental" frequency. The Company's products are being tested with new ultrasound techniques which, although currently not widely available, may find acceptance in diagnostic imaging over the next several years. The most significant of these new techniques is "harmonic imaging." Researchers have discovered that if the ultrasound machine's transducer is modified to read the sound waves returning from the imaged area at a multiple ("harmonic") of the outgoing fundamental frequency, and if a contrast agent is used, the resulting image can provide more complete information on blood flow and structures in the scanned area than is available with a conventional ultrasound exam. This is because the microspheres generate a harmonic signal significantly stronger than that generated by the tissue, resulting in a significantly enhanced signal-to-noise ratio.

PRODUCTS AND MARKETS

ALBUNEX AND OPTISON MICROSPHERE TECHNOLOGY

  Both OPTISON and ALBUNEX are ultrasound contrast imaging agents consisting of gas-filled human albumin microspheres manufactured using MBI's proprietary process and albumin microsphere technology. They are injected into an arm vein and pass through the bloodstream to the right atrium and ventricle of the heart, where they are pumped through the lungs and into the left atrium and ventricle of the heart. The left ventricle is the chamber of the heart that pumps oxygenated blood arriving from the lungs out to the rest of the body and is the portion of the heart that is of the greatest clinical interest in the diagnosis of heart disease.

  ALBUNEX microspheres are air-filled, while OPTISON microspheres are filled with an insoluble gas, octafluoropropane. The use of OPTISON and ALBUNEX as ultrasound imaging contrast agents relies on the greater acoustic reflectivity of the microspheres relative to blood, which does not reflect sound waves well and is effectively invisible to ultrasound imaging, and relative to the tissues to which the blood carries the microspheres. Areas where OPTISON and ALBUNEX are present will appear brighter and clearer than areas where no agent is present. The contrast effect between the blood containing the microspheres and the surrounding tissues enhances the ability to detect blood flow using ultrasound imaging and permits the resolution of subtle differences in the density of the target tissue structures.

  OPTISON, which uses a 1% albumin solution, has exhibited a safety profile in clinical studies equivalent to that of ALBUNEX. ALBUNEX consists of a 5% albumin solution (in saline) in which the air-filled microspheres are suspended. Human albumin is a protein extracted from human blood that has been used as a blood expander for many years. Both ALBUNEX, which was first marketed in Japan in October 1993, and OPTISON, marketed since January 1998, have been given to over 30,000 patients with no clinically significant side effects.

ALBUNEX

  ALBUNEX is the first ultrasound contrast imaging agent to be approved by the FDA. It was approved for marketing in the United States in August 1994 to assess cardiac function. It has also been approved in Japan and Europe. The Company believes that, with the exception of certain niche applications, such as the evaluation of fallopian tube patency (described in the "Fallopian Tube Patency" section below), it is likely that ALBUNEX will be replaced in the market by OPTISON because of the latter's superior performance characteristics.

  FALLOPIAN TUBE PATENCY. MBI and Mallinckrodt have identified fallopian tube patency ("FTP") as a potentially promising radiology application for ALBUNEX. Physicians attempting to diagnose female infertility must determine whether the fallopian tubes are patent (open) or occluded (blocked). The two primary procedures used to assess FTP are hysterosalpingography ("HSG") and chromolaparoscopy. HSG involves the injection of an x-ray contrast agent or dye into the uterus to allow observation and evaluation by x-ray of the flow through the fallopian tubes. This procedure exposes the patient to radiation, which may cause an adverse reaction, and also frequently requires sedation or anesthesia. If HSG is inconclusive, a chromolaparoscopy may be ordered. This procedure exposes the patient to the risk of bleeding, infection, injury to internal structures, and reaction to the anesthetic.

  ALBUNEX may permit the use of ultrasound imaging to assess FTP, potentially avoiding both surgery and the introduction of radiation into the patient's reproductive system. In February of 1997, Mallinckrodt received unanimous recommendation for approval from the Radiology Device Advisory Panel of the United States Food and Drug Administration for ALBUNEX for assessment of FTP. Mallinckrodt received market clearance in June 1997 from the FDA for ALBUNEX for the assessment of FTP and Mallinckrodt is currently selling ALBUNEX for that purpose.

OPTISON

  OPTISON is the first perfluorocarbon based agent to have been approved for sale in the United States by the U.S. Food and Drug Administration. In May 1998, OPTISON became the first perfluorocarbon based agent to receive final marketing authorization by the European Agency for the Evaluation of Medicinal Products for use in patients with suspected or known cardiovascular disease. OPTISON consists of octafluoropropane-filled albumin microspheres of approximately the same size and concentration as ALBUNEX. Because octafluoropropane is insoluble in blood, the microspheres in OPTISON have greater durability and remain intact in the bloodstream for over 5 minutes, versus 35 to 40 seconds for ALBUNEX. This greater durability permits more of the microspheres to pass from the right side of the heart, through the microvasculature of the lungs, and into the left side of the heart. As a result, OPTISON is superior to ALBUNEX in its ability to measure endocardial border delineation and regional wall motion using ultrasound. More importantly, the durability of the OPTISON microspheres enable them to circulate into the heart muscle and may permit the assessment of myocardial perfusion using ultrasound.

  CARDIAC FUNCTION. Clinical studies have demonstrated that OPTISON is effective in visualizing blood flow in the chambers of the heart, including the delineation of endocardial borders and the assessment of regional wall motion. In 15-20% of the echocardiograms performed annually in the United States, the location of the wall of the left ventricle, or "endocardial border," cannot be satisfactorily visualized or its location appears ambiguous. Clinical studies demonstrated a high success rate for this indication in cases of suboptimal chamber wall imaging in both stressed and non-stressed patients. When sufficient numbers of OPTISON microspheres reach the left ventricle, the acoustical reflectivity of OPTISON in the chamber permits the endocardial border to be seen by defining the walls of the chamber, or "endocardial border delineation." This delineation in turn permits visualization of the movement of the walls of the chamber as the heart beats, or "regional wall motion." Information regarding endocardial border delineation and regional wall motion are important for diagnostic purposes. If the chamber walls appear thicker than normal or are not moving normally, it is a potential indicator that the surrounding heart muscle is not receiving sufficient blood or is abnormal in some other way, which, in turn, may indicate an infarction (heart attack), stenosis (partial blockage of an artery) or other abnormal condition. OPTISON has demonstrated efficacy at a much lower dose than is required for ALBUNEX, with an equivalent safety profile. The Company received FDA approval for OPTISON in December 1997.

  MYOCARDIAL PERFUSION. Clinical studies indicate that the longer circulation time of the octafluoropropane-filled microspheres in OPTISON may allow a physician to assess myocardial perfusion using ultrasound. The Company conducted a Phase 1 safety study which demonstrated a safe dosing range of many times the expected efficacious dose and also showed myocardial perfusion in healthy patients using a dose as low as 0.5 cc. Analysis of Phase 2 results indicated a 92% concordance between diagnoses of patients with known or suspected heart disease made using dipyridamole-stress nuclear imaging, the current perfusion "gold standard," and dipyridamole-stress harmonic ultrasound imaging using OPTISON. In June 1998, the Company announced that results from Phase 2 myocardial perfusion clinical trials for OPTISON indicate that it may be a useful contrast agent for the evaluation of myocardial perfusion. The Company's future Phase 3 studies will be designed to evaluate, among other things, myocardial perfusion in cardiac patients using ultrasound at both fundamental and harmonic frequencies.

  Myocardial perfusion is important because it provides oxygenated blood to the heart muscle. If OPTISON is not detected in a portion of the heart muscle, or not detected with the expected level of intensity, it means that a portion of the muscle is not receiving enough blood ("ischemia"). This finding may be diagnostic of several conditions, including coronary arterial stenosis and myocardial infarction.

  The ability to rapidly assess the condition of the heart using OPTISON may also prove efficacious and cost-effective in the emergency room and in the subsequent treatment of heart attacks. For example, a patient arriving at the emergency room complaining of chest pain may be quickly assessed using ultrasound with OPTISON. If no perfusion defect is seen in the heart, a myocardial infarction may be ruled out. Where a perfusion defect is detected using OPTISON, the Company believes that information regarding its severity, size and location may assist the physician in determining the patient's condition. A patient with an extensive infarction may be sent immediately for an angiogram and even emergency angioplasty. A patient with a less severe infarction may be given a thrombolytic (clot-dissolving) agent. This patient may then undergo an additional OPTISON echocardiogram to see whether the affected area of the heart muscle has reperfused; that is, whether the thrombolytic agent was successful in treating the condition. If the OPTISON echocardiogram shows that the muscle has reperfused, the physician would not have to order any additional emergency procedures and conventional treatment might begin. Subsequent OPTISON echocardiograms may be used to assess the effectiveness of the post-emergency-room treatment; for example, how the heart muscle has responded to different medications, changes in diet, exercise program, weight loss and other therapies.

  The Company believes that the assessment of myocardial perfusion may also be important in screening high-risk patients prior to general surgery or other potentially stressful treatment regimens. For example, a surgeon may wish to assess whether an elderly or weakened patient is capable of undergoing a particular surgery or treatment without a cardiac incident. An OPTISON echocardiogram may be safely administered to assist the physician in making this determination.

  Commercialization of OPTISON for myocardial perfusion may require the conversion of present ultrasound equipment to harmonic imaging frequencies. Although the Company is aware of efforts to develop commercial harmonic modules for attachment to existing ultrasound machines as well as efforts to develop new harmonic imaging machinery by several hardware manufacturers, there can be no assurance that any of these current efforts will be successfully commercialized. See "Industry Background - Ultrasound Imaging."

  RADIOLOGY INDICATIONS. The stability of the OPTISON microspheres renders the product potentially suitable for a much greater range of indications than ALBUNEX. In preclinical studies, OPTISON has been shown to perfuse the liver, which may permit the detection of tumors and lesions using ultrasound. Preliminary animal studies have shown OPTISON is able to perfuse the kidneys, ovaries, prostate, testes and peripheral intracranial vessels. Clinical studies are planned to evaluate the use of OPTISON in the detection of liver pathology relative to the current imaging "gold standard" for analyzing liver pathology.

  OPTISON enjoys several other potential advantages. In clinical studies, OPTISON has achieved greater efficacy at a fraction of the dose of ALBUNEX required for the assessment of cardiac function. The Company expects that this low dosage will make OPTISON attractive to the patient as well as the doctor. In addition, OPTISON uses a 1% albumin solution, compared to a 5% albumin solution required for ALBUNEX. The lower dose required and the lesser amount of albumin used may lower MBI's per-unit manufacturing cost and may allow for the production of more doses of OPTISON than ALBUNEX using equivalent manufacturing capacity.

ORALEX

  The Company is developing ORALEX, an oral ultrasound contrast agent intended to enhance images of the abdomen, including the small bowel, stomach lining and structures adjoining the stomach, in particular the pancreas.

  Gas in the stomach interferes with ultrasound images of the abdominal area by reflecting nearly all of the sound waves. If the ultrasound "noise" caused by this gas can be removed, the stomach wall can be more effectively visualized and the stomach itself can become an "acoustic window" to organs next to it which are difficult to visualize, such as the pancreas. ORALEX is a polydextrose solution which is administered orally and which may displace gas in the stomach for up to 30 minutes. This period of displacement could be sufficient to permit effective ultrasound imaging. The Company is evaluating the use of ORALEX to make ultrasound imaging as useful for diagnostic purposes as costlier and more complex procedures such as CT and more invasive procedures such as endoscopy.

  The ability to view the pancreas is of particular interest to physicians because pancreatic cancer is very difficult to detect at an early stage, and current imaging modalities are not effective for this purpose. By the time pancreatic cancer tumors are sufficiently large to be detected using CT, for example, the cancer has progressed to the point where the patient's condition is terminal. In 1998, there will be approximately 28,900 deaths in the United States from pancreatic cancer.

  In April 1998, MBI announced completion of its Phase 2 clinical trial of ORALEX. The preliminary evaluation of data from this study indicates that ORALEX provides significant diagnostic utility as compared with non-contrast and water-contrast imaging.

  MBI has entered into a strategic alliance with Chugai to develop and commercialize ORALEX in Japan, Taiwan and South Korea. See "General." In the United States, the Company is seeking a partner for continued development of ORALEX. Because of the Company's primary commitment to OPTISON and related products, it has determined that it will begin Phase 3 clinical trials for ORALEX only when it has found a collaborative partner to fund a significant portion of the necessary clinical and regulatory activities in the United States.

OTHER RESEARCH AND DEVELOPMENT

  The Company's research and development activities seek improvements to existing products and development of new contrast agents. The Company also continues to develop process improvements to secure the efficient supply of its products for developmental and commercial use.

  MBI is developing a novel contrast agent, MB-840, which employs iodinated triglycerides ("ITG") to target hepatocytes (liver cells), thereby providing a site-specific contrast agent for CT. Current CT imaging is not effective in identifying the very early stages of liver cancer even with the use of traditional iodinated x-ray contrast agents. The Company believes that MB-840 may make possible consistent early identification of liver cancer by CT. At present, the Company is preparing to begin pre-clinical trials for MB-840.

  MBI holds an exclusive license from the University of Michigan for patents relating to the ITG technology which requires the Company to exercise diligence in the development and commercialization of ITG. If the Company does not enter into a collaborative development relationship with a partner or determines that it will no longer invest its own resources in the development of ITG, the Company's license from the University of Michigan will terminate at the University's option. At present, the Company continues to develop the product and will not actively pursue a marketing and development partner until a more optimal point in the development phase.

MARKETING AND LICENSE AGREEMENTS

  MALLINCKRODT, INC. MBI's distribution agreement with Mallinckrodt forms the basis of its product development and marketing program for products containing albumin microspheres such as OPTISON and ALBUNEX.

  In December 1988, the Company entered into a distribution agreement with Mallinckrodt granting it the exclusive marketing and distribution rights for ALBUNEX as defined and gas-filled albumin microspheres in North and South America. Mallinckrodt paid the Company $6.0 million and agreed to pay the Company a further $21.0 million based on the successful completion of certain product development and regulatory milestones. Mallinckrodt also paid the Company $3.0 million for 181,818 unregistered shares of the Company's Common Stock. Under the distribution agreement, the Company is responsible for conducting clinical trials and securing regulatory approvals of the licensed products in the United States for cardiac indications, and Mallinckrodt is responsible for conducting clinical trials and securing regulatory approvals in the United States for non-cardiac indications and is responsible for conducting all clinical trials and securing approvals in the other countries in Mallinckrodt's territory.

  The Company manufactures all licensed products for sale to Mallinckrodt at a price generally equal to 40% of Mallinckrodt's quarterly average selling price to end users. If the Company declines to manufacture OPTISON or ALBUNEX for Mallinckrodt because the quarterly average selling price falls below a level specified in the Company's distribution agreement with Mallinckrodt or the proposed initial price in a new market or for a new indication is below the specified level, or if the Company is unable to manufacture OPTISON or ALBUNEX in sufficient quantities to satisfy Mallinckrodt's orders on a timely basis, Mallinckrodt may exercise certain contingent manufacturing rights. MBI will receive a royalty of 5-10% on Mallinckrodt's sales of OPTISON or ALBUNEX which Mallinckrodt has manufactured.

  The distribution agreement lasts for the life of the licensed patents and, prior to amendment in September 1995, granted Mallinckrodt exclusive rights for five years following the first commercial sale of ALBUNEX in the United States, after which MBI was granted the assignable right to co-market the licensed products. In accordance with the distribution agreement, the Company undertook to acquire license rights from a third party to a United States patent for certain related technology. The Company acquired these rights in February 1991, and in connection with this acquisition the Company and Mallinckrodt agreed to pay royalties to the licensor of 0.8% and 1.2%, respectively, on the net sales of ALBUNEX in the United States.

  The Company's relationship with Mallinckrodt was strengthened and expanded in September 1995 when the parties entered into an Amended and Restated Distribution Agreement ("ARDA"). ARDA expands the geographic scope of Mallinckrodt's exclusive right to market the licensed products to include all of the countries of the world other than those covered by the Company's then existing license agreements with Shionogi and Nycomed and extends the duration of Mallinckrodt's exclusive rights to the later of July 1, 2003 or three years after the date that the Company obtains approval from the FDA to market OPTISON for an intravenous myocardial perfusion indication. Mallinckrodt agreed to pay the Company $20.0 million over four years beginning in October 1995 to support clinical trials of OPTISON, related regulatory submissions and associated product development and to pay up to an additional $9.5 million upon the satisfaction of certain territorial and product development milestones.

  ARDA requires the Company to spend at least $10.0 million for clinical trials to support regulatory filings with the FDA for cardiac indications of OPTISON. The Company's expenditures will be made in accordance with the directions of a joint steering committee which the Company and Mallinckrodt have established in order to coordinate the development and regulatory approval of OPTISON.

  Under a related investment agreement, Mallinckrodt purchased 1,118,761 shares of the Company's Common Stock for $13.0 million at a premium of 40% above the then-prevailing market price. In addition, ARDA grants the Company the option to repurchase all of the shares of the Company's Common Stock that Mallinckrodt purchased under the related investment agreement for $45.0 million, subject to various price adjustments. This option is exercisable from the later of July 1, 2000, or the date that the FDA approves OPTISON for a myocardial perfusion indication, through the later of the third anniversary of such approval or June 30, 2003. If the Company exercises this option, the Company or its assignee may co-market licensed products in all of the countries covered by ARDA.

  In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for OPTISON, ALBUNEX and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia. Under the amendment to ARDA, Mallinckrodt agreed to pay fees of up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45% of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4 million payment to the Company). There can be no assurance, however, that this milestone will be satisfied.

  SHIONOGI & CO., LTD. In March 1989, the Company entered into a license and cooperative development agreement with Shionogi, of Osaka, Japan. Under this agreement, the Company granted Shionogi exclusive marketing and distribution rights for ALBUNEX and other gas-filled albumin microsphere products in Japan, Taiwan and South Korea. In September 1996, the Company and Shionogi entered into an agreement pursuant to which the Company reacquired all product rights from Shionogi. See "Item 3 -- Legal Proceedings."

  CHUGAI PHARMACEUTICAL CO., LTD. In an agreement dated March 31, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an upfront license fee of $14 million. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, depending upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20 million based on Chugai's achievement of certain Japanese product development and regulatory goals.

  NYCOMED IMAGING AS. In December 1987, the Company entered into a license agreement with Nycomed's predecessor, Nycomed AS, of Oslo, Norway. Under this agreement, the Company granted Nycomed exclusive developmental, manufacturing, and marketing rights for ALBUNEX and other gas-filled albumin microsphere ultrasound imaging agents in the territory comprising Europe, the former Soviet Union, Africa and the Middle East. India was later added to this territory. While Nycomed performed manufacturing and clinical development work on ALBUNEX (called "Infoson" by Nycomed), the Company and Nycomed concluded that their respective strategic interests were best served by the Company's reacquisition of Nycomed's product rights, and in October 1995 the parties entered into an amendment of their agreement that effectively returned these rights to the Company. The Company agreed to pay Nycomed $2.7 million plus 45% of any amounts in excess of $2.7 million that the Company receives in payment for the transfer of marketing rights in the former Nycomed territory to a third party. The Company also agreed to pay Nycomed a royalty of 2-1/2% on the first $30.0 million of annual sales of licensed products and 3-1/2% on any annual sales in excess of $30.0 million.

  FEINSTEIN LICENSE. In November 1986, the Company entered into a license agreement under which it acquired the exclusive right to develop, use and sell any products derived from patents and applications owned by Stephen B. Feinstein, M.D. covering sonicated gas-filled albumin microspheres used for imaging and any future related patents and applications. In June 1989, this agreement was restructured. The Company paid the licensor $4.5 million as an additional license fee and $2.0 million as a prepayment of royalties to be earned on the first $66.7 million of sales of the licensed products in the United States, and the royalty rate on sales of licensed products was reduced from 6% to 3% on worldwide net sales by the Company (and United States sales by a sublicensee) and from 2-1/2% to 1-1/4% on net sales by sublicensees outside of the United States. Under the restructured agreement, the Company is required to pay minimum royalties each year, increasing from $100,000 in 1994 to $600,000 in 1999 and subsequent years.

  ITG AGENT. In November 1991, the Company entered into an exclusive license agreement with the University of Michigan for certain patents relating to the Company's ITG CT agent, MB-840, under development. The Company paid a license fee of $20,000 and pays an annual license maintenance fee of $15,000. The Company agreed to pay a royalty of from 2-1/2% to 6% on net sales of licensed products, depending upon the jurisdiction and status of the particular product, and also agreed to make annual minimum royalty payments increasing from $25,000 to $150,000.

PATENTS AND TRADEMARKS

  The Company considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive program of patent and trademark prosecution for its products both in the United States and in other countries where the Company believes that significant market opportunities exist.

  The Company has an exclusive license to certain United States and foreign patents relating to gas-filled sonicated albumin microspheres from Steven B. Feinstein, M.D. See "Marketing and Licensing Agreements - Feinstein License." The Company itself owns additional United States and foreign patents covering ALBUNEX that broaden the product coverage of its license. Certain of these additional patents cover the Company's continuous flow sonication manufacturing process. The European equivalents of these manufacturing patents were challenged in an opposition proceeding brought by Andaris Ltd. which was decided in the Company's favor in January 1996. Andaris has appealed the decision. Andaris has also filed an opposition against the Company's ALBUNEX composition patent in Europe, and Andaris and two other parties have filed a similar opposition in Japan. No hearing date has been set in these latter two oppositions.

  The Company has received a patent covering its method of manufacturing gas-filled albumin microspheres using a milling process under development. The Company believes that this process may be more efficient than the sonication process that the Company currently uses. The Company has also received patents on other perfluorocarbon-based technology relating to ultrasound contrast agents.

  The Company owns a United States patent covering ORALEX and has several foreign applications pending. The Company has also filed patent applications relating to several early-stage development products. The Company is uncertain whether these applications will result in issued patents or whether the covered products can or will be commercialized.

  The last-to-expire of the Company's key United States patents covering OPTISON and ALBUNEX expires in 2008, and subject to the outcome of the oppositions previously described, the last-to-expire of the Company's key European patents covering OPTISON and ALBUNEX expires in 2009.

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

  The Company's commercial success also will depend in part upon the Company not infringing patents issued to third parties. There can be no assurance that patents issued to third parties will not require the Company to alter its products or manufacturing processes, pay licensing fees, or cease development of its current or future products.

     Litigation or administrative proceedings may be necessary to enforce the Company's patents, to defend the Company against infringement claims or to determine the priority, scope and validity of the proprietary rights of third parties. See "Legal Proceedings." Any such litigation or administrative proceedings could result in substantial costs to the Company, and an unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operation. Moreover, there can be no assurance that, in the event of an unfavorable outcome in any litigation or administrative proceedings involving infringement claims against the Company, the Company would be able to license any proprietary rights that it requires on acceptable terms or at all. The Company's failure to obtain a license that it requires to commercialize one of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has become aware of several United States patents issued to other companies purportedly covering various attributes of perfluorocarbon-containing imaging agents such as OPTISON. Certain of these companies also are pursuing foreign patent protection. Some of these companies are developing or may be developing ultrasound contrast imaging agents that would compete with OPTISON. The patents and patent applications of these other companies involve a number of complex legal and factual issues that are currently unresolved. The Company believes that there may be a substantial overlap among many of the claims in their patents and is currently involved in various administrative proceedings and litigation in the United States and Europe to adjudicate their conflicting rights.

  The Company believes that, for a variety of reasons, its commercialization of OPTISON will not infringe any valid patent held by any of these other companies. Depending upon the particular patent claim, these reasons include, but are not limited to (i) differences between OPTISON and the subject of the claim, (ii) the invalidity of the claim due to the existence of prior art, (iii) the inadequacy of the claim's specifications, (iv) lack of enablement, (v) inequitable conduct by patentee, and (vi) various other defenses as allowed by law. The Company intends to challenge the validity of any such patent granted to one of the other companies if the patent is asserted against the Company, and the Company will enforce its own patents if any product of one of the other companies infringes the Company's patent claims. See "Legal Proceedings."

  The Company has obtained registered trademarks for "ORALEX" and "ALBUNEX" in the United States and in selected foreign countries. Additionally Mallinckrodt has filed for the trademark for "OPTISON" in various countries throughout the world. There can be no assurance that the Company's registered or unregistered trademarks and trade names will not infringe on the proprietary rights of third parties.

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

MANUFACTURING

  The Company manufactures OPTISON and ALBUNEX for commercial sale in the United States in its aseptic plant at its principal San Diego facility. The plant employs the Company's patented continuous-flow sonication process in which a mixture of sterile albumin solution and gas is subjected to ultrasonic energy. This treatment denatures the albumin protein and facilitates a process known as "cavitation" in which the stable gas-filled microspheres are created. The Company believes that its current facilities will provide sufficient production capacity for the foreseeable future.

  The Company has been able to meet all orders for OPTISON and ALBUNEX received to date from Mallinckrodt. The Company believes that its manufacturing reliability will continue to improve and that it will not experience any significant difficulty in manufacturing products in compliance with the FDA's Good Manufacturing Practices.

  The Company is also developing a method of manufacturing gas-filled albumin microspheres using a milling process. The Company believes that this patented process may be more efficient than the sonication process that it presently uses. The milling process is in the last stages of development. There can be no assurance that the process will be successfully developed, that it can be successfully integrated with the Company's operations, or that the FDA will approve the process.

COMPETITION

  In general, competition in the field of contrast agents is based on such factors as product performance and safety, product acceptance by physicians, patent protection, manner of delivery, ease of use, price, distribution and marketing. The Company's products compete or may compete with new or improved contrast agents.

  The Company anticipates that it will face increased competition in the future as new products enter the market and advanced technologies become available. The Company expects to compete against a number of companies, many of which have substantially greater financial, technical and human resources than the Company and may be better able to develop, manufacture and market products. In addition, many of the Company's existing or potential competitors have extensive experience in research, preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing their products, or are allied with major pharmaceutical companies that can afford them these advantages. As a result, competitors may develop and introduce competitive or superior products more rapidly than the Company. While the Company was the first to obtain FDA approval of ultrasound contrast agents, OPTISON and ALBUNEX, the Company expects that one or more of these competitors will develop products that will be approved for an indication or indications covered by OPTISON or ALBUNEX, including the assessment of cardiac function and myocardial perfusion. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective than any products that may be developed by the Company. Competitive products may render the Company's technology and products obsolete or noncompetitive.

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

GOVERNMENT REGULATION

  The Company's diagnostic products are subject to substantial regulation by the FDA and comparable agencies in foreign countries. Pursuant to the federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, the FDA regulates the research, development, clinical testing, manufacture, labeling, distribution and promotion of medical products. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal by the FDA to review New Drug Applications ("NDA"), withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts, and criminal prosecution.

  The process of obtaining FDA approval of new products like OPTISON, ORALEX and MB840 involves many steps. Results of laboratory and animal tests to determine efficacy and safety, including potential toxicity, are submitted to the FDA as part of an application for an Investigational New Drug ("IND") before clinical trials on humans can begin. After completion of clinical trials, an NDA, in the case of drugs, must be submitted to the FDA for review and approval before commercial marketing and sale may begin for a new indication.

  Classified as drugs by the FDA, OPTISON and ALBUNEX are required to undergo the NDA process. An NDA must be supported by valid scientific evidence that typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the drug. If human clinical trials of a drug are required, the sponsor of the trial is required to file an Investigational New Drug ("IND") Application with the FDA prior to beginning human clinical trials. The IND application must be supported by data, typically including the results of animal and laboratory testing. If the IND application is approved by the FDA and the appropriate institutional review boards, human clinical trials may begin at a specific site with a specific number of patients, as specified in the approved protocol. An IND supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make any change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

  In addition to the results of clinical trials, the NDA must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the drug and its components, and a detailed description of the methods, facilities and controls used to manufacture the drug. In addition, the submission must include the proposed labeling, advertising literature and any relevant training methods. Upon receipt of an NDA application, the

FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the NDA is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. An FDA review of an NDA application generally takes one to two years from the date that the NDA application is accepted for filing, but may take significantly longer. The review time is often significantly extended as a result of the FDA asking for more information or for clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the drug should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable Good Manufacturing Practices ("GMP") requirements.

  If the FDA's evaluations of both the NDA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or, in some cases, an "approvable letter" containing a number of conditions which must be met in order to obtain final approval of the NDA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an NDA approval letter authorizing commercial marketing of the drug for the specified indications. If the FDA's evaluation of the NDA applications or manufacturing facilities is not favorable, the FDA will deny approval of the NDA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case NDA approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the NDA. The NDA process can be expensive, uncertain and lengthy, and a number of drugs for which approval has been sought by other companies have never been approved for marketing.

  Any drugs manufactured or distributed by the Company pursuant to FDA approvals are subject to pervasive and continuing regulations by the FDA and certain state agencies. The FDA often requires drug manufacturers to conduct post marketing surveillance studies following approval to further evaluate the safety and effectiveness of the drug. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated use for which the product may be marketed. In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical drug manufacturers must comply. Product approvals could be withdrawn for failure to comply with regulatory standards or as a result of the occurrence of unforeseen safety or effectiveness problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current GMP requirements, which include testing, control and documentation requirements. The Company is also required to register with the FDA and with state agencies such as the California Department of Health Services as a drug manufacturer and to list its products with the FDA. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, future approvals or clearances.

  The FDA and equivalent foreign agencies have significant discretion in their conduct of each stage of the regulatory process. Adverse decisions are effectively unappealable, and agency delays are an unfortunate fact of life for the companies they regulate.

  The Company also intends to sell OPTISON and ALBUNEX in foreign countries. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ.

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

THIRD PARTY REIMBURSEMENT

  In the United States, the Company's products will be purchased primarily by medical institutions that will then bill various third-party payors such as Medicare, Medicaid and other government programs and private insurance plans. In considering reimbursement for a new medical product, these payors must decide both whether to cover the product and how much to pay for it.

  In general, to be covered by Medicare, a health care product or service must be "reasonable and necessary" for the diagnosis or treatment of an illness or injury. This requirement has been interpreted to mean that the product or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving drugs furnished pursuant to a FDA-approved clinical trial), and appropriate. Medicaid, Blue Cross and Blue Shield plans, commercial insurers and other third-party payors generally have limitations on coverage which are similar to those of Medicare.

  Even if a drug has received approval or clearance for marketing by the FDA, there is no assurance that Medicare or other third-party payors will cover the drug or related services. The Company is aware that certain third party payors are providing reimbursement for OPTISON contrast echocardiography procedures. Plans and programs are in place to develop expanded coverage among third party payors. However, the Company also acknowledges that these payors may place certain restrictions on the circumstances in which coverage will be available. In making such coverage determinations, the Health Care Financing Administration ("HCFA"), which administers the Medicare program, and HCFA's contractors consider, among other things, peer-reviewed articles concerning the safety and effectiveness of the drug, the opinions of medical specialty societies, and input from the FDA, the National Institutes of Health, and other government agencies. There is no assurance that the Company's products will be covered by Medicare and other third-party payors.

  Failure by hospitals and physicians to receive what they consider to be adequate reimbursement for procedures in which the Company's products are used would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

  As of March 31, 1998, the Company had 148 full-time employees, including 6 officers. Approximately 29 of the Company's employees were involved directly in scientific research and development activities. Of these employees, 13 held Ph.D. or M.D. degrees. The Company considers its relations with its employees to be good, and none of its employees is a party to a collective bargaining agreement.

ITEM 2.        PROPERTIES

  The Company's corporate offices and laboratory, manufacturing and warehouse facilities occupy a total of 74,097 square feet in San Diego, California. The Company owns a 44,000 square-foot building purchased in 1989 and leases an additional 30,097 square-foot facility under an agreement expiring in February 2000. In addition, during fiscal 1998, the Company leased a 50,000 square-foot facility under an agreement which was effectively terminated May 31, 1998. The Company anticipates that its current facilities will be sufficient to meet its needs into the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

  In April 1997, separate lawsuits were filed by Bracco Diagnostics, Inc. ("Bracco"), DuPont Merck Pharmaceutical Co. ("DuPont Merck"), ImaRx Pharmaceutical Corp. ("ImaRx"), and Sonus Pharmaceuticals, Inc. ("Sonus") against the United States Food and Drug Administration (the "FDA") seeking a preliminary and permanent injunction to keep the FDA from approving the Company's pre-market approval application ("PMA") for the Company's second-generation ultrasound imaging agent, OPTISON, until the FDA resolved the merits of citizen petitions that the plaintiffs previously filed with the
FDA.   These petitions requested the FDA to regulate all ultrasound imaging contrast agents either as drugs (as the plaintiffs' contrast agents under development are currently classified) or as medical devices (as both the Company's OPTISON and ALBUNEX were then classified). The lawsuits (the "FDA Cases") alleged that the FDA acted in an arbitrary and capricious manner in its review of the parties' ultrasound contrast agents and requested the FDA to review all ultrasound contrast agents in a consistent manner.

  In response, the United States District Court entered an order enjoining the FDA from continuing any approval or review procedures relating the Company's PMA for OPTISON until ten days after the FDA ruled on the plaintiffs' citizen petitions. In February 1997, the FDA's advisory Radiological Devices Panel had recommended approval of the Company's PMA for OPTISON as a device.

  On July 29, 1997, the FDA ruled that OPTISON could be properly classified as a drug under the applicable sections of the Food and Drug Act and FDA regulations and for administrative reasons transferred review of the Company's PMA for OPTISON from the Center for Devices and Radiological Health ("CDRH") to the Center for Drug Evaluation and Research ("CDER").

  On December 31, 1997, the Company's new drug application for OPTISON, the Company's second generation contrast agent for cardiac ultrasound imaging, was approved by the FDA. This approval permits the marketing of OPTISON in the United States for use in patients with suboptimal echocardiograms to opacify the left ventricle and to improve the delineation of the left ventricular endocardial borders.

  On July 31, 1997 the Company and its marketing partner, Mallinckrodt, Inc. ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus, Nycomed Imaging AS ("Nycomed"), ImaRx and its marketing partner DuPont Merck and Bracco - seeking declarations that certain of their ultrasound contrast agent patents are invalid. On the same day, the Company and Mallinckrodt filed counterclaims in cases filed against the FDA by Bracco, Sonus, ImaRx and DuPont Merck in which the Company had intervened as a defendant seeking the same relief as in the MBI Case. The court subsequently dismissed these counterclaims following the FDA's reclassification ruling (as reported above), and resulting mootness of the proceedings against the FDA.

  The complaint filed by the Company and Mallinckrodt in the MBI Case alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON, the Company's second generation ultrasound contrast agent, and will attempt to prevent its commercialization.

  All of the defendants except Nycomed filed motions to dismiss the complaint on juridictional grounds. In January 1998, the court hearing the MBI Case dismissed each of the defendants except Nycomed, ruling that the court lacked jurisdiction over those defendants with respect to the Company's claims of patent invalidity and non infringement. The court's ruling does not purport to rule on the merits of the Company's claims; the dismissal was based solely on jurisdictional grounds.

  Following Sonus's dismissal as a defendant in the MBI Case, Sonus activated the patent infringement lawsuit (the "Sonus Case") which it had filed in August 1997 against the Company and Mallinckrodt in the United States District Court for the Western District of Washington. Sonus's complaint alleges that the manufacture and sale of OPTISON by the Company and Mallinckrodt infringe two patents owned by Sonus. As in the original MBI case, MBI counterclaimed for a declaration of invalidity and non-infringement with respect to the Sonus patents. These two patents are the same patents for which the Company was seeking a declaration of invalidity in the MBI Case. As discussed below, in conjunction with the reexamination proceedings, the PTO has issued a final rejection of all claims of the patents involved in the Sonus case. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with the Sonus Case until the jurisdictional motions were decided in the MBI Case.

  Beginning in July 1997, the Company received the first of five notices from the PTO granting the Company's petitions for reexamination which it had filed with respect to five patents held by three potential competitors, Sonus, Nycomed and ImaRx. Each of the five notices stated there was a substantial new question of patentability raised by the Company's petitions with respect to all claims of the patents. Each of the patents in the reexamination process is related to the use of perfluorocarbon gases in ultrasound contrast agents and is included among the patents for which the Company was seeking a declaration of invalidity in the MBI Case (and for which the Company is continuing to seek a declaration of invalidity in the case of Nycomed's patents).

  In late 1997 and early 1998, the PTO issued office actions in connection with the Company's patent reexamination petitions filed against Sonus, Nycomed and ImaRx. The PTO office actions rejected all relevant claims of these patents based on prior art not previously disclosed to the PTO by Sonus, Nycomed or ImaRx during prosecution of their patent applications. In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. If the PTO's rejection is maintained on any appeal subsequently filed by Sonus, the two Sonus patents will be invalid. If the PTO rejection of the Nycomed patent is maintained through further proceedings before the patent examiner and on any appeal, the PTO rejection will invalidate the patent which Nycomed is attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON.

  Litigation or administrative proceedings relating to these matters could result in a substantial cost to the Company; and given the complexity of the legal and factual issues, the inherent vicissitudes and uncertainty of litigation, and other factors, there can be no assurance of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that, in the event of an unfavorable outcome, the Company would be able to obtain a license to any proprietary rights that may be necessary to commercialize OPTISON, either on acceptable terms or at all. If the Company were required to obtain a license necessary to commercialize OPTISON, the Company's failure or inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information concerning the names, ages and titles of the Company's executive officers as of the date of this report, is included in accordance with General Instruction G(3) of Form 10-K:

     NAME                             AGE     POSITION

     Kenneth J. Widder, M.D. . . . .   45     Chairman of the Board
     Bobba Venkatadri. . . . . . . .   54     President and Chief Executive Officer
     Gerard A. Wills . . . . . . . .   41     Vice President, Finance and Chief
                                              Financial Officer
     Thomas Jurgensen. . . . . . . .   41     Vice President, Legal and General Counsel
     William I. Ramage, D. Phil. . .   44     Vice President, Marketing
     Howard Dittrich, M.D. . . . . .   44     Vice President, Research/Medical &
                                              Regulatory Affairs
     Joni Harvey . . . . . . . . . .   44     Vice President, Operations

     KENNETH J. WIDDER, M.D., a founder of the Company, has served as the Company's Chairman of the Board since July 1981. Prior to May 1997, Dr. Widder also served as the Company's Chief Executive Officer. He currently serves as a director of Titan Pharmaceuticals, Wilshire Technologies, and Digivision, Inc.

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

     GERARD A. WILLS has served as the Company's Vice President, Finance and Chief Financial Officer since January 1995. He served as the Company's Chief Financial Officer from August 1994 to January 1995 and as its Controller from February 1993 to August 1994. From 1990 until joining the Company in February 1993, Mr. Wills served as the Corporate Manager of Finance for Maxwell Laboratories, Inc. From 1986 through 1990, Mr. Wills was employed by Intermark, Inc. where he last served as the Corporate Controller.

     THOMAS E. JURGENSEN, ESQ. has served as the Company's Vice President of Legal and General Counsel since December of 1997. From 1993 to 1997, he was employed by Ligand Pharmaceuticals, initially as the Assistant General Counsel, then as the Associate General Counsel. He served as an Intellectual Property Counsel at the 3M Company from 1991 to 1993, and was an associate at the firm of Merchant and Gould from 1989 to 1991.

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

     JONI HARVEY has served as Vice President of Operations since April 1998. She served as the Company's Executive Director of Operations from November 1996 to April 1998. From September 1995 to November 1996, she served as Director of Manufacturing. Ms. Harvey served with Genzyme from February 1995 until rejoining the

Company in September 1995. From March 1994 to January 1995, Ms. Harvey was Associate Director of Manufacturing for the Company. She originally joined the Company in October 1988 as Manager of Manufacturing. From 1980 until October 1988, Ms. Harvey held various supervisory positions in Quality and Manufacturing with Baxter Healthcare.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MB." As of June 16, 1998, there were approximately 1,719 holders of record of the Company's Common Stock, representing approximately 10,679 beneficial owners. The Company has not paid dividends on its Common Stock. The following table sets forth the quarterly high and low last sale price for a share of the Company's Common Stock for the three fiscal years ended March 31, 1998, 1997, and 1996, respectively, as reported by the New York Stock Exchange.


FISCAL 1998                                             HIGH            LOW
                                                    --------        -------

First Quarter (4/1 to 6/30)                               10          6-5/8
Second Quarter (7/1 to 9/30)                        11-15/16         8-5/16
Third Quarter (10/1 to 12/31)                         12-3/8          7-7/8
Fourth Quarter (1/1 to 3/31)                          10-3/4          7-1/8


FISCAL 1997                                             HIGH            LOW
                                                    --------        -------

First Quarter (4/1 to 6/30)                           11-7/8          8-1/2
Second Quarter (7/1 to 9/30)                           9-1/8          7-1/2
Third Quarter (10/1 to 12/31)                          8-3/4          6-1/2
Fourth Quarter (1/1 to 3/31)                          14-1/2              7


FISCAL 1996                                             HIGH            LOW
                                                    --------        -------

First Quarter (4/1 to 6/30)                                8          6-1/4
Second Quarter (7/1 to 9/30)                              10          6-1/4
Third Quarter (10/1 to 12/31)                          9-1/2              6
Fourth Quarter (1/1 to 3/31)                              10          6-3/8

ITEM 6.   SELECTED FINANCIAL DATA


Selected Financial Data
FISCAL YEARS ENDED MARCH 31,                      1994           1995           1996           1997           1998
----------------------------                  ---------------------------------------------------------------------
(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues:
   Revenues under collaborative
      Agreements                               $  5,713      $  15,132       $  2,412       $  4,500       $  5,095
   Product and royalty revenues                   1,056          1,769            647            626          1,151
   License Fees                                   2,015             40             25          5,725              -
                                              ---------------------------------------------------------------------
      Total Revenues                              8,784         16,941          3,084         10,851          6,246
Operating expenses:
   Research and development costs                18,110         18,743         13,588          9,902         11,078
   Costs of products sold                           580          1,608          1,553          4,748          5,791
   Selling, general and
      administrative expenses                     5,743          5,864          5,862          8,052         11,912
   Other nonrecurring charges                     4,726          3,403          3,110          3,000              -
                                              ---------------------------------------------------------------------
      Total Expenses                             29,159         29,618         24,113         25,702         28,781
Loss from operations                            (20,375)       (12,677)       (21,029)       (14,851)       (22,535)
Interest expense                                   (327)          (694)          (786)          (810)          (721)
Interest income                                   1,902          1,189          1,102          2,377          1,996
(Provision) credit for income taxes                   -              -              -              -              -
                                              ---------------------------------------------------------------------
Net loss                                     $  (18,800)    $  (12,182)    $  (20,713)    $  (13,284)    $  (21,260)
                                              ---------------------------------------------------------------------
                                              ---------------------------------------------------------------------
Loss per common share - Basic and diluted      $  (1.58)      $  (1.02)      $  (1.62)      $  (0.78)      $  (1.19)
                                              ---------------------------------------------------------------------
                                              ---------------------------------------------------------------------
Weighted average common
   Shares outstanding                            11,905         11,999         12,758         16,926         17,793

AS OF MARCH 31,                                    1994           1995           1996           1997           1998
--------------                                ---------------------------------------------------------------------

Consolidated Balance Sheet Data:
Cash, cash equivalents and
   marketable securities                      $  29,500      $  19,718      $  20,570      $  41,414      $  21,338
Working capital                                  28,117         20,927         18,601         43,843         21,066
Total assets                                     56,051         50,639         43,829         70,159         51,318
Long-term debt                                    3,917          8,408          8,610          7,349          6,082
Total stockholders' equity                       48,076         36,424         28,962         51,746         31,164



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (REFERENCES TO YEARS ARE TO THE COMPANY'S FISCAL YEARS ENDED MARCH 31.)

OVERVIEW

  Molecular Biosystems, Inc. (the "Company") is a leader in the development, manufacture and sale of ultrasound contrast imaging agents. These contrast agents are used primarily to improve the real-time images ("moving pictures") of organs and body structures, especially the heart, obtained through ultrasound examinations. The Company's products are designed to increase the diagnostic usefulness of ultrasound examinations through enhanced visualization of structures and vasculature, and to reduce the need for diagnostic procedures that may be more expensive, time-consuming, or invasive.

  The Company is the first and only company to obtain marketing approval from the United States Food and Drug Administration ("FDA") for ultrasound contrast agents, having gained approvals for ALBUNEX-Registered Trademark- in 1994 and OPTISON-TM-_ (the Company's second-generation agent) in 1997. In May 1998, OPTISON received final marketing authorization by the European Agency for the Evaluation of Medicinal Products ("EMEA") for use in patients with suspected or known cardiovascular disease. The authorization covers all 15 member states of the European Union.

  OPTISON, a significant improvement over ALBUNEX in terms of efficacy, is used to detect heart disease by assessing blood flow within the heart chambers and by identifying the location of the chamber borders and the movement of the chamber walls ("cardiac function"). To increase the potential applications of OPTISON, MBI is conducting Phase 2 clinical trials to evaluate the product's efficacy in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion"). The multiple Phase 2 trials include use of OPTISON in the emergency room for patients presenting with chest pain, and in various forms of stress echocardiography. Results using OPTISON in each of these applications suggest a close agreement with nuclear SPECT imaging for the detection of ischemia by wall motion and perfusion. Furthermore, the results indicate that use of OPTISON could help to "rescue" a large proportion of uninterpretable non-contrast studies, thereby reducing the need for additional, more expensive and time consuming testing. The Company believes the information regarding perfusion will enable cardiologists to diagnose heart attacks and coronary artery disease more accurately and safely than is currently feasible. MBI is also conducting Phase 2 clinical studies using OPTISON to detect abnormalities in other organs, such as the liver.

  Operating losses may occur for at least the next several years due to continued requirements for research and development including preclinical testing and clinical trials, regulatory activities and the costs of commercializing new products. The magnitude of the losses and the time required by the Company to achieve profitability are highly dependent on the market acceptance of OPTISON and are therefore uncertain. There can be no assurance that the Company will be able to achieve profitability on a sustained basis or at all. Results of operations may vary significantly from quarter to quarter depending on, among other things, the progress, if any, of the Company's research and development efforts, the timing of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements.

REVENUE RECOGNITION

  Historically the Company has earned revenues from three primary sources: revenues under collaborative agreements, product revenues and license fee revenues.

  REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements have been the primary source of revenues for the Company in the past. They consist of two types of revenues: (i) milestone payments which are earned on the achievement of certain product development and territorial milestones,
(ii) payments received from Mallinckrodt, Inc. ("Mallinckrodt") under the Company's Amended and Restated Distribution Agreement ("ARDA") to support clinical trials, regulatory submissions and product development.

  PRODUCT AND ROYALTY REVENUES. Product revenues are based upon the Company's sales to Mallinckrodt and are recognized upon shipment of the product. Product revenues in 1996 and 1997 also included sales to Shionogi & Co., Ltd. ("Shionogi"). The transfer prices for the Company's sales of ALBUNEX to Mallinckrodt and Shionogi were determined under the respective agreements and were approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product and 30% of Shionogi's net sales to its end users.

  The transfer price for the Company's sales of OPTISON to Mallinckrodt is approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to ARDA, the average net sales price to end users is calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considers samples a marketing expense and as such the cost of samples is recorded as selling, general and administrative expense.

  Royalty revenues are pursuant to a licensing agreement between the Company and Abbott Laboratories.

LICENSE FEES. License fees are recognized at the time of receipt and are generally received in conjunction with the grant of product development, marketing, manufacturing and/or distribution rights to one of the Company's technologies.

IMPACT OF THE YEAR 2000 ISSUE

   The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has implemented a plan to resolve the issue at a cost which is not expected to be material. The Company is also in the process of doing a comprehensive review of its vendors, service providers, and collaborative partners and will address any issues that arise during this review. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems.

RESULTS OF OPERATIONS

    FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997. Revenues under collaborative agreements were $5.1 million for the fiscal year ended March 31, 1998, compared to $4.5 million for the fiscal year ended March 31, 1997. This increase is primarily due to an increase in the quarterly payments from Mallinckrodt to $1.25 million over $1.0 million in the prior year's first two quarters. These revenues in both years consist of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under ARDA.

  Product and royalty revenues were $1.2 million for fiscal year 1998, compared to $626,000 for the prior year. Product revenues in the current year are based on the Company's sales to Mallinckrodt and are recognized upon shipment of the product. Product revenues in 1997 also included sales to Shionogi, also recognized upon shipment of the product. The increase in product revenues for fiscal year 1998 as compared to fiscal year 1997 results primarily from the market introduction of OPTISON in the fourth quarter which added revenues of approximately $700,000. Royalty revenues are pursuant to a license agreement between the Company and Abbott Laboratories.

  There were no license fees in fiscal year 1998 compared to $5.7 million in fiscal year 1997. The revenues in the prior year consist of payments from Mallinckrodt pursuant to an amendment to ARDA that the Company entered into with Mallinckrodt in December 1996. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed Imaging AS ("Nycomed") consisting of Europe, Africa, India and parts of Asia.

  Costs of products sold totaled $5.8 million for fiscal year 1998, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For fiscal year 1997, costs of products sold totaled $4.7 million. The Company anticipates an increase in gross profit margins if and when OPTISON sales volumes increase as OPTISON obtains market acceptance. The increase in sales volume would permit the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5.5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on the regulatory approval and market acceptance of current and future products and are therefore uncertain.

  The Company's research and development costs totaled $11.1 million for fiscal year 1998 as compared to $9.9 million for fiscal year 1997. The increase of 12% is due to additional research and development costs associated with the Company's product development efforts.

  Selling, general and administrative expenses totaled $11.9 million in fiscal year 1998 as compared to $8.1 million in fiscal year 1997. This increase of 47% is primarily due to increased legal expenses.

  During fiscal year 1998, the Company did not incur other nonrecurring charges compared to $3 million for the prior year related to the reacquisition of license rights from Nycomed.

  Interest expense for fiscal years 1998 and 1997 amounted to $721,000 and $810,000, respectively. Interest expense consists of mortgage interest on the Company's manufacturing building and interest related to a note payable, secured by the tangible assets of the Company, which bears interest at the prime rate plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.5% in March 1998.

  Interest income for fiscal year 1998 was $2.0 million compared to $2.4 million in fiscal year 1997. This decrease is due to lower average cash balances and marketable securities balances.

  No tax benefit has been recognized for fiscal years 1998 or 1997 as the Company had fully utilized its operating loss carryback ability in 1993. As of March 31, 1998, the Company had federal and state operating loss carryforwards of approximately $90.5 million and $27.2 million, respectively. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain.

  FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996. Revenues under collaborative agreements were $4.5 million for the fiscal year ended March 31, 1997, compared to $2.4 million for the fiscal year ended March 31, 1996. This increase was due to the receipt in 1997 of 4 quarterly payments from Mallinckrodt to support clinical trials versus 2 quarterly payments in 1996. The revenues in 1997 consisted solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under ARDA.

  Product and royalty revenues were $626,000 for fiscal year 1997, compared to $647,000 for 1996. Product revenues were based on the Company's sales to Mallinckrodt and Shionogi and were recognized upon shipment of the product. Royalty revenues were pursuant to a license agreement between the Company and Abbott Laboratories.

  License fees were $5.7 million and $25,000 in fiscal year 1997 and 1996, respectively. License fee revenues in fiscal year 1997 consisted of payments from Mallinckrodt pursuant to the amendment to ARDA that the Company entered into with Mallinckrodt in December 1996.

  Costs of products sold totaled $4.7 million for fiscal year 1997, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the low levels of production were insufficient to cover the Company's fixed manufacturing overhead expenses. For the fiscal year ended March 31, 1996, costs of products sold totaled $1.6 million. In fiscal year 1996, certain expenses related to the development of the manufacturing process were recorded as research and development costs. Because the Company had left the pilot manufacturing phase, these costs were classified as costs of goods sold in fiscal 1997.

  The Company's research and development costs totaled $9.9 million for the year ended March 31, 1997 as compared to $13.6 million for the year ended March 31, 1996. The decrease of 27% was due to the classification in fiscal year 1996 of certain expenses associated with the manufacturing of the product as research and development costs as they represented the cost of developing the Company's manufacturing process.

  Selling, general and administrative expenses totaled $8.1 million in fiscal year 1997 as compared to $5.9 million in fiscal year 1996. This increase was due in part to increased litigation expenses in addition to increased compensation costs.

  During fiscal year 1997, the Company's other nonrecurring charges totaled $3 million as compared to $3.1 million for the prior year. In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX, OPTISON and related products to include the territory the Company had previously licensed to Nycomed. As a result of the amendment, the Company recorded a one-time charge of $3 million related to the reacquisition of its license rights from Nycomed. In fiscal year 1996, the Company recorded one-time charges related to the conclusion of arbitration with Bracco S.p.A., the write off of license fees associated with discontinued products and a write down to the sale price of two buildings that were subsequently sold in March 1996.

  Interest expense for fiscal years 1997 and 1996 amounted to $810,000 and $786,000, respectively. Interest expense consisted of mortgage interest on the Company's manufacturing building and interest related to a note payable which bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.50% in March 1997.

  Interest income for fiscal year 1997 was $2.4 million compared to $1.1 million in fiscal year 1996. This significant increase was due to the interest earned related to higher average cash balances and marketable securities balances as a result of the Company's public offering in May 1996.

  No tax benefit was recognized for fiscal 1997 or 1996 as the Company had fully utilized its operating loss carryback ability in 1993. As of March 31, 1997, the Company had federal and state operating loss carryforwards of approximately $84.4 million and $26.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998, the Company had net working capital of $21.1 million compared to $43.8 million at March 31, 1997. Cash, cash equivalents and marketable securities were $21.3 million at March 31, 1998 compared to $41.4 million at March 31, 1997.

  In an agreement dated March 31, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an upfront license fee of $14 million. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20 million based on Chugai's achievement of certain Japanese product development and regulatory goals.

  During fiscal year 1998, the Company used $17.5 million cash for operating requirements, which was funded primarily by $20.6 million of marketable securities that matured during fiscal 1998. Significant cash uses included an increase in inventories of $1.6 million principally related to the commercial launch of OPTISON in the U.S. and Europe, purchases of property and equipment of $1.4 million, and $2.0 million for the reacquisition of license rights from Shionogi. Cash was provided primarily by $1.3 million in proceeds from a sale/leaseback transaction related to equipment financing, receipt of $1.6 million in contract revenue from Chugai, an increase of $2.8 million in accounts payable and accrued liabilities related to research and development activity for future products and an increase in legal activity.

  On September 7, 1995, the Company entered into an Amended and Restated Distribution Agreement ("ARDA") and a related investment agreement with Mallinckrodt which will provide the Company with between $33.0 million and $42.5 million. Under the terms of the agreement, Mallinckrodt is obligated to make payments to the Company totaling $20.0 million over four years to support clinical trials, related regulatory submissions and associated product development of the licensed products, which include, but are not limited to, ALBUNEX and OPTISON. These payments will be made in 16 quarterly installments of $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The payments may be accelerated in the event that the Company's cumulative outlays for clinical trials are in excess of the amounts received at any point in time. However, the quarterly payments may not be postponed. The first 11 quarterly payments have been received by the Company.

  In September 1996, the Company entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX family of products in the territory, consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. Under the agreement, the company paid $3 million to Shionogi and agreed to pay an additional $5.5 million over the next three years, of which $2 million had been paid at March 31, 1998.

  Capital expenditures for facilities, laboratory equipment, furniture and fixtures were $1.4 million, $726,000, and $2.4 million for fiscal years 1998, 1997 and 1996, respectively. Expenditures in all three fiscal years consisted primarily of building improvements and equipment for aseptic manufacturing facilities being constructed for the manufacture of OPTISON and other products. In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing ("Mellon") for a lease line of $1.6 million with a term of 48 months. The outstanding balance on this line of credit at March 31, 1998 was $1.3 million.

  The Company currently leases one of its operating facilities in San Diego. The lease requires aggregate payments of approximately $648,000 through fiscal year 2000.

  For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, plus payments under its collaborative agreements, will enable the Company to fund its operations for at least the next 18 months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility, intellectual property rights and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities. The Company may pursue a number of options to raise additional funds, including borrowings; lease arrangements; collaborative research and development arrangements; the licensing of product rights to third parties; or additional public and private financing, as capital requirements change as a result of strategic, competitive, technological and regulatory factors. There can be no assurance that funds from these sources will be available on favorable terms, if at all.

  The Company believes that inflation and changing prices have not had a material effect on operations for fiscal years 1998, 1997 and 1996 and that the impact of government regulation on the Company is not materially different from the impact on other similar enterprises.
                                      28

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                             PAGE
                                                                             ----

     Report of Independent Public Accountants                                  30
     Consolidated Balance Sheets as of March 31, 1997 and 1998                 31
     Consolidated Statements of Operations for the Fiscal Years Ended
     March 31, 1996, 1997 and 1998                                             32
     Consolidated Statements of Stockholders' Equity for the Fiscal Years
     Ended March 31, 1996, 1997 and 1998                                       33
     Consolidated Statements of Cash Flows for the Fiscal Years Ended
     March 31, 1996, 1997 and 1998                                             34
     Notes to Consolidated Financial Statements                                35




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Molecular Biosystems, Inc.:

     We have audited the accompanying consolidated balance sheets of Molecular Biosystems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Biosystems, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP




San Diego, California
May 18, 1998

                 MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                            MARCH 31,     MARCH 31,
                                                               1997         1998
                                     ASSETS
Current assets:

     Cash and cash equivalents                               $  587        $  1,064
     Marketable securities, available-for-sale (Note 2)      40,827          20,274
     Accounts and notes receivable                              902           1,498
     License rights (Note 7)                                  8,500           8,500
     Inventories                                                342           1,902
     Prepaid expenses and other assets                          249             400
                                                          ---------       ---------
        Total current assets                                 51,407          33,638
                                                          ---------       ---------

Property and equipment, at cost:

     Building and improvements                               14,544          14,412
     Equipment, furniture and fixtures                        4,567           4,364
     Construction in progress                                   511             471
                                                          ---------       ---------
                                                             19,622          19,247
     Less:  Accumulated depreciation and amortization         6,434           7,073
                                                          ---------       ---------
         Total property and equipment                        13,188          12,174
                                                          ---------       ---------

Other assets:

     Patents and license rights, net of amortization
       $1,114 and $87, respectively (Notes 5 and 8)             341             320
     Certificate of deposit, pledged (Notes 2 and 4)          3,000           3,000
     Other assets, net                                        2,223           2,186
                                                          ---------       ---------
         Total other assets                                   5,564           5,506
                                                          ---------       ---------
                                                          $  70,159       $  51,318
                                                          ---------       ---------
                                                          ---------       ---------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                     $  1,267        $  1,272
     Accounts payable and accrued liabilities (Notes 1
     and 5)                                                   4,684           7,498
     Compensation accruals                                    1,613           2,227
     Deferred Contract Revenue                                    -           1,575
                                                          ---------       ---------
         Total current liabilities                            7,564          12,572
                                                          ---------       ---------
     Long-term debt, net of current portion (Note 4)          7,349           6,082
                                                          ---------       ---------
     Other noncurrent liabilities                             3,500           1,500
                                                          ---------       ---------
     Commitments and contingencies (Note 5)
     Stockholders' equity (Note 6):
       Common Stock, $.01 par value, 40,000,000 shares
        Authorized, 17,745,897 and 17,846,237 shares
        Issued and outstanding, respectively                    177             178
       Additional paid-in capital                           127,483         128,145
       Accumulated deficit                                  (75,469)        (96,729)
       Unrealized loss on available-for-sale securities         (82)            (67)
       Less 40,470 shares of treasury stock, at cost           (363)           (363)
                                                          ---------       ---------
         Total stockholders' equity                          51,746          31,164
                                                          ---------       ---------
                                                          $  70,159       $  51,318
                                                          ---------       ---------
                                                          ---------       ---------


  The accompanying notes are an integral part of these consolidated statements.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               FISCAL YEARS ENDED MARCH 31,
                                                        ----------------------------------------
                                                             1996           1997           1998
Revenues (Note 7):
     Revenues under collaborative agreements             $  2,412       $  4,500       $  5,095
     Product and royalty revenues                             647            626          1,151
     License fees                                              25          5,725              -
                                                         --------       --------       --------
                                                            3,084         10,851          6,246
                                                         --------       --------       --------
Operating expenses:
     Research and development costs (Note 7)               13,588          9,902         11,078
     Costs of products sold                                 1,553          4,748          5,791
     Selling, general and administrative expenses           5,862          8,052         11,912
     Other nonrecurring charges (Note 8)                    3,110          3,000              -
                                                         --------       --------       --------
                                                           24,113         25,702         28,781
                                                         --------       --------       --------

     Loss from operations                                 (21,029)       (14,851)       (22,535)
Interest expense                                             (786)          (810)          (721)
Interest income                                             1,102          2,377          1,996
                                                         --------       --------       --------
Net loss                                                 $(20,713)      $(13,284)      $(21,260)
                                                         --------       --------       --------
                                                         --------       --------       --------
Loss per common share - Basic and diluted                $  (1.62)      $  (0.78)      $  (1.19)
                                                         --------       --------       --------
                                                         --------       --------       --------
Weighted average common shares
     Outstanding                                           12,758         16,926         17,793
                                                         --------       --------       --------
                                                         --------       --------       --------

   The accompanying notes are an integral part of these consolidated statements.

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                   COMMON STOCK       ADDITIONAL
                                              COMPREHENSIVE   ----------------------    PAID-IN     ACCUMULATED    TREASURY
                                                  LOSS          SHARE      AMOUNT       CAPITAL       DEFICIT        STOCK
                                             ---------------  ---------  -----------  -----------  -------------  -----------
Balance at March 31, 1995                                     11,999,561  $     120    $  78,422     $ (41,472)    $     (59)
  Comprehensive Loss
    Net loss                                    $ (20,713)           --          --           --       (20,713)           --
    Unrealized gain on available-for-sale
      securities (Note 2)                             112            --          --           --            --            --
                                             ---------------
  Comprehensive Loss                              (20,601)
                                             ---------------
  Purchase of treasury stock (Note 6)                                --          --          (79)           --          (108)
  Issuance of shares in settlement of
    stockholder suit                                            172,414           2        1,498            --            --
  Proceeds from sale of Common Stock
    (Note 7)                                                  1,118,761          11       11,591            --            --
  Exercise of stock options                                       5,450          --           36            --            --
                                                              ---------       -----   -----------  -------------       -----
Balance at March 31, 1996                                    13,296,186   $     133    $  91,468     $ (62,185)    $    (167)
  Comprehensive Loss
    Net loss                                      (13,284)           --          --           --       (13,284)           --
    Unrealized loss on available-for-sale
      securities (Note 2)                             (76)           --          --           --            --            --
                                             ---------------
  Comprehensive Loss                              (13,360)
                                             ---------------
  Proceeds from Public Offering                               4,140,000          41       34,045            --            --
  Purchase of treasury stock (Note 6)                                --          --          (85)           --          (196)
  Exercise of stock options                                     295,500           3        1,928            --            --
  Issuance of stock grants                                       14,211          --          127            --            --
                                                              ---------       -----   -----------  -------------       -----
Balance at March 31, 1997                                    17,745,897   $     177    $ 127,483     $ (75,469)    $    (363)
  Comprehensive Loss
    Net loss                                      (21,260)           --          --           --       (21,260)           --
    Unrealized gain on available-for-sale
      securities (Note 2)                              15            --          --           --            --            --
                                             ---------------
  Comprehensive Loss                              (21,245)
                                             ---------------
  Exercise of stock options                                     100,340           1          662            --            --
                                             ---------------  ---------       -----   -----------  -------------       -----
Balance at March 31, 1998                                    17,846,237   $     178    $ 128,145     $ (96,729)    $    (363)
                                                              ---------       -----   -----------  -------------       -----
                                                              ---------       -----   -----------  -------------       -----

                                                                     NOTES
                                             ACCUMULATED OTHER  RECEIVABLE FROM
                                               COMPREHENSIVE    SALE OF COMMON
                                               INCOME (LOSS)         STOCK         TOTAL
                                             -----------------  ---------------  ---------
Balance at March 31, 1995                        $    (118)        $    (469)    $  36,424
  Comprehensive Loss
    Net loss                                            --                --       (20,713)
    Unrealized gain on available-for-sale
      securities (Note 2)                              112                --           112
                                                     -----             -----     ---------
  Comprehensive Loss

  Purchase of treasury stock (Note 6)                   --               188             1
  Issuance of shares in settlement of
    stockholder suit                                    --                --         1,500
  Proceeds from sale of Common Stock
    (Note 7)                                            --                --        11,602
  Exercise of stock options                             --                --            36
                                                     -----             -----     ---------
Balance at March 31, 1996                        $      (6)        $    (281)    $  28,962
  Comprehensive Loss
    Net loss                                            --                --       (13,284)
    Unrealized loss on available-for-sale
      securities (Note 2)                              (76)               --           (76)
                                                     -----             -----     ---------
  Comprehensive Loss

  Proceeds from Public Offering (Note 6)                --                --        34,086
  Purchase of treasury stock (Note 6)                   --               281            --
  Exercise of stock options                             --                --         1,931
  Issuance of stock grants                              --                --           127
                                                     -----             -----     ---------
Balance at March 31, 1997                        $     (82)        $      --     $  51,746
  Comprehensive Loss
    Net loss                                            --                --       (21,260)
    Unrealized gain on available-for-sale
      securities (Note 2)                               15                --            15
                                                     -----             -----     ---------
  Comprehensive Loss
                                                     -----             -----     ---------
  Exercise of stock options                             --                --           663
                                                     -----             -----     ---------
Balance at March 31, 1998                        $     (67)        $      --     $  31,164
                                                     -----             -----     ---------
                                                     -----             -----     ---------

 The accompanying notes are an integral part of these consolidated statements.

     MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLARS IN THOUSANDS)

                                                                             FISCAL YEARS ENDED MARCH 31,
                                                                             ----------------------------

                                                                           1996           1997           1998
Cash flows from operating activities:

  Net loss                                                            $ (20,713)     $ (13,284)     $ (21,260)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                         2,217          1,435          1,085
    Loss on disposals/write-downs of property and equipment                 680              1             20
    Loss on write-off of license fees related to discontinued products    1,025              -              -
    Write-off of former Nycomed territory license rights                      -          3,000              -
    Forgiveness of note receivable from sale of Common Stock                 56            109              -
    Changes in operating assets and liabilities:
      Receivables                                                         4,863             29           (702)
      Inventories                                                           773            280         (1,560)
      Prepaid expenses and other assets                                      36           (623)           (45)
      Accounts payable and accrued liabilities                           (1,626)           721          2,814
      Deferred contract revenue                                               -              -          1,575
      Compensation accruals                                                 620            582            614
                                                                      ----------      ----------      --------
      Cash used in operating activities                                 (12,069)        (7,750)       (17,459)
                                                                      ----------      ----------      --------

Cash flows from investing activities:

  Purchases of property and equipment                                    (2,397)          (726)        (1,387)
  Proceeds from sale of property and equipment                            6,484              4              -
  Write off of patents and license rights                                     -              -             17
  Additions to patents and license rights                                (1,045)          (226)           (32)
  Acquisition of license rights from Shionogi                                 -         (3,000)        (2,000)
  Acquisition of license rights from Nycomed                                  -         (2,000)             -
  (Increase) decrease in other assets                                       (28)          (269)            37
  (Increase) decrease in marketable securities                            4,920        (32,876)        20,569
                                                                      ----------      ----------      --------
      Cash provided by (used for) investing activities                    7,934        (39,093)        17,204
                                                                      ----------      ----------      --------

Cash flows from financing activities:

  Proceeds from sale/leaseback transaction                                    -              -          1,331
  Net proceeds from public offering of Common Stock                           -         34,086              -
  Net proceeds from issuance of Common Stock                             11,638          2,058            663
  Long-term debt proceeds                                                 1,438              -              -
  Principal payments on long-term debt                                     (281)        (1,256)        (1,262)
                                                                      ----------      ----------      --------
      Cash provided by financing activities                              12,795         34,888            732
                                                                      ----------      ----------      --------
Increase (decrease) in cash and cash equivalents                          8,660        (11,955)           477

Cash and cash equivalents, beginning of year                              3,882         12,542            587
                                                                      ----------      ----------      --------
Cash and cash equivalents, end of year                                $  12,542         $  587       $  1,064
                                                                      ----------      ----------      --------
                                                                      ----------      ----------      --------

Supplemental cash flow disclosures:
  Interest income received                                             $  1,141       $  1,609       $  2,101
                                                                      ----------      ----------      --------
                                                                      ----------      ----------      --------
  Interest paid                                                        $    780       $    804       $    715
                                                                      ----------      ----------      --------
                                                                      ----------      ----------      --------
    The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS-

     Molecular Biosystems, Inc. ("MBI" or the "Company") discovers, develops and manufactures proprietary diagnostic ultrasound imaging agents. The Company's continuing operations have been unprofitable since 1992. Operating losses may occur for at least the next several years due to continued requirements for research and development, including preclinical testing and clinical trials, regulatory activities and the high costs of commercialization activities. The magnitude of the losses and the time required by the Company to achieve profitability are highly dependent on the market acceptance of OPTISON-TM-_and other future products and are therefore uncertain. The Company does not foresee product revenues from sales of ALBUNEX-Registered Trademark-, the Company's first product and the first ultrasound imaging agent available in the United States, as resulting in profitable operations for the Company. There is no assurance that the Company will be able to achieve profitability on a sustained basis or at all.

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

     REVENUES UNDER COLLABORATIVE AGREEMENTS-

     Revenues under collaborative agreements, which have been the primary source of revenues for the Company, consist of two types of revenues. The first type, milestone payments, is earned in connection with research activities performed under the terms of research and development license agreements. Revenue is recognized on the achievement of certain milestones, some of which relate to obtaining regulatory approvals. Accordingly, the estimated dates of the milestone achievements are subject to revision based on periodic evaluations by the Company and its partners of the attainment of specified milestones, including the status of the regulatory approval process. Advance payments received in excess of amounts earned are classified as deferred contract revenues and the resulting revenues are recognized based on work performed at a predetermined rate or level of expense reimbursement.

     Additionally, under the terms of the Amended and Restated Distribution Agreement ("ARDA") entered into in September 1995, Mallinckrodt, Inc. ("Mallinckrodt") will pay the Company $20.0 million over four years to further the development of OPTISON (the Company's second-generation product) and related products. These payments will be made in 16 quarterly installments starting at $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. Pursuant to the agreement, half of each payment is designated for clinical development expenses and will be recorded as deferred revenue until such expenses are incurred, and the remaining half of each payment will be recognized as research revenue when received.

     REVENUE RECOGNITION FOR PRODUCT SOLD-

     The Company recognizes revenue when goods are shipped to its customer, Mallinckrodt. The transfer price for the Company's sales of OPTISON to Mallinckrodt is equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to ARDA, the average net sales price to end users is calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considers samples a marketing expense and as such the cost of samples is recorded as selling, general and administrative expense.

     REVENUE RECOGNITION FOR LICENSE FEES-

     The Company recognizes revenue when license fees are received, provided the Company has no future obligations.

     INCOME TAXES-

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred assets and liabilities for the expected future tax consequences of events that have been recognized differently in the Company's financial statements or tax returns. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     CASH EQUIVALENTS-

     Cash equivalents include marketable securities with original maturities of three months or less when acquired. The Company has not realized any losses on its cash equivalents.

     MARKETABLE SECURITIES

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's management has classified its investment securities as available-for-sale and records holding gains or losses as a separate component of stockholders' equity.

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

     INVENTORIES-

     Inventories are stated at lower of cost (first-in, first-out) or market, and consist of the following major classes (in thousands):

                                                                 MARCH 31,
                                                           --------------------
                                                             1997         1998
             Raw materials and supplies                    $  253      $ 1,639
             Work in process                                   45           74
             Finished goods                                    44          189
                                                           ------      -------
                                                           $  342      $ 1,902
                                                           ------      -------
                                                           ------      -------

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

     In June 1989, the Company prepaid $2.0 million in royalties on the first $66.6 million of sales of ALBUNEX and OPTISON in the United States. Included in other assets at March 31, 1997 and 1998 is approximately $1.9 million which is the portion of this prepayment which has not yet been expensed. Additionally, other assets at March 31, 1997 and 1998 include $300,000 of real estate investment related to an employment agreement with one of the Company's officers.

     The Company periodically reevaluates the original assumptions and rationale utilized in the assessment of the carrying value and estimated lives of these and other long-lived assets. The determinants used for this evaluation include management's estimate of the asset's ability to generate positive income and cash flow as well as the strategic significance of the respective assets.

     IMPAIRMENT OF LONG-LIVED ASSETS-

     The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

     Accounts payable and accrued liabilities consist of the following major classes (in thousands):

                                                            MARCH 31,
                                                     ---------------------
                                                        1997         1998
     Accrued legal and professional fees               1,250        1,540
     License rights payable and related fees (Note 7)  2,000        2,000
     Accounts payable - trade                          1,162        3,394
     Other miscellaneous accruals                        272          565
                                                      ------       ------
                                                     $ 4,684      $ 7,499
                                                      ------       ------
                                                      ------       ------


     STOCK BASED COMPENSATION-

     The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly the Company accounts for its stock based compensation plans under the provisions of APB No. 25.

     LOSS PER SHARE-

     Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding during the years. Warrants and options do not impact the per share loss since they would be antidilutive. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. The earnings per share of the Company for the years ended March 31, 1996, 1997 and 1998 would not be materially different under SFAS 128 as that presented therein.

     COMPREHENSIVE INCOME-

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued. The Company has adopted this standard which requires the display of comprehensive income and its components in the financial statements. The Company has chosen to disclose Comprehensive Loss, which encompasses net loss and unrealized gains and losses on available-for-sale securities, in the Consolidated Statements of Stockholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.


2.   MARKETABLE SECURITIES

     Investments are recorded at estimated fair market value, and consist primarily of treasury securities, government agency securities and corporate obligations. The Company has classified all of its investments as available-for-sale securities. The following table summarizes available-for-sale securities at March 31, 1997 (in thousands):


                                                        COST NET OF
                                                         PREMIUMS/       GROSS          GROSS        ESTIMATED
                                                         DISCOUNTS     UNREALIZED     UNREALIZED       FAIR
                                                         AMORTIZED       GAINS          LOSSES        VALUE
                                                       -------------   ----------     ----------    ----------
     U.S. treasury securities and obligations
       of U.S. government agencies                         $   3,503     $      -        $   (8)     $   3,495
     Corporate obligations                                    37,406            -           (74)        37,332
                                                       -------------   ----------     ----------    ----------
     Marketable securities available-for-sale              $  40,909     $      -        $  (82)     $  40,827
                                                       -------------   ----------     ----------    ----------
                                                       -------------   ----------     ----------    ----------



     The following table summarizes available-for-sale securities at March 31, 1998 (in thousands):


                                                        COST NET OF
                                                         PREMIUMS/       GROSS          GROSS        ESTIMATED
                                                         DISCOUNTS     UNREALIZED     UNREALIZED       FAIR
                                                         AMORTIZED       GAINS          LOSSES        VALUE
                                                       -------------   ----------     ----------    ----------
     U.S. treasury securities and obligations
       of U.S. government agencies                         $   4,501     $      -        $   (6)      $  4,495
     Corporate obligations                                    15,840            -           (61)        15,779
                                                       -------------   ----------     ----------    ----------
     Marketable securities available-for-sale              $  20,341     $  -            $  (67)      $ 20,274
                                                       -------------   ----------     ----------    ----------
                                                       -------------   ----------     ----------    ----------



     There were no gross realized gains or losses on sales of available-for-sale securities for the year ended March 31, 1998.

     The amortized cost and estimated fair value of debt and marketable securities at March 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                                                     COST LESS
                                                                     PREMIUMS/        ESTIMATED
                                                                     DISCOUNTS           FAIR
                                                                     AMORTIZED          VALUE
     Due in one year or less                                         $  17,665        $  17,601
     Due after one year through three years                              2,676            2,673
                                                                     ---------        ---------
                                                                     $  20,341        $  20,274
                                                                     ---------        ---------

     At March 31, 1998 a $3 million certificate of deposit was held as a compensating balance under the Company's debt agreement (see note 4).

3.   INCOME TAXES

     As described in Note 1, the Company uses the asset and liability method of computing deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     The effective income tax rate on the loss before income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):


                                                                        FISCAL YEARS ENDED MARCH 31,
                                                                  --------------------------------------
                                                                       1996         1997        1998
              Computed statutory tax                               $(7,036)     $(4,517)      $(7,342)
              State income taxes                                    (1,270)        (843)       (1,275)
              Tax exempt interest                                      (74)         (29)          (64)
              Losses without income tax benefit                      8,376        5,362         8,634
              Other                                                      4           27            47
                                                                   --------     --------      --------
              Provision for income taxes                           $     -      $     -       $     -
                                                                   --------     --------      --------


     At March 31, 1998, the Company has deferred tax assets of approximately $38.3 million relating to the following tax loss carryforwards for income tax purposes (in thousands):


                                                                                     EXPIRATION
                                                                        AMOUNT         DATES
                                                                    -----------      ----------
     Federal ($90,480) and state ($27,170) net operating losses     $  117,650        1998-2013
     Research and development credit - federal                           2,150        1998-2013
     Research and development credit - state                               976        1998-2013
     Alternative minimum tax credit                                        300        Indefinite



     For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. If realized, approximately $1.0 million of the tax benefit for those items will be applied directly to paid-in capital, related to deductible expenses reported as a reduction of the proceeds from issuing common stock in connection with the exercise of stock options.


4.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                                                 MARCH 31,
                                                         ---------------------
                                                           1997         1998
             Note payable - due 2004                     $  3,816     $  3,754
             Note payable - due 2001                        4,800        3,600
                                                         --------     --------
                                                            8,616        7,354
             Less - current portion                         1,267        1,272
                                                         --------     --------
                                                         $  7,349     $  6,082
                                                         --------     --------
                                                         --------     --------

     The note payable due in 2004 bears interest at a variable rate based upon the weighted average Eleventh District cost of funds plus 2.35 percent. The interest rate on this note is adjusted semi-annually and was 8 percent at March 31, 1997 and 1998. The note is secured by the Company's manufacturing facility and certain of the equipment contained therein and is payable in monthly installments of principal and interest. As of March 31, 1998, maturities of this note in each of the next five fiscal years
     are:   $72,000, $79,000, $85,000, $92,000 and $100,000.

     The note payable due in 2001 bears interest at the prime rate plus one percent (9.50 percent at March 31, 1998) and is payable in monthly installments of $100,000 plus accrued interest through April, 2001. The loan contains covenants relating to cashflow coverage, minimum cash balances and requires a compensating balance of $3.0 million. The loan is secured by the tangible assets of the Company.


5.   COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company conducts certain of its operations in leased premises and also leases equipment through lease financing. Terms of the leases, including renewal options, vary by lease. Future minimum rental commitments for all noncancelable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

          FISCAL YEAR ENDED MARCH 31,                      AMOUNT
          1999                                           $    730
          2000                                                673
          2001                                                378
          2002                                                234
          2003                                                  2
                                                         --------
          Total minimum lease payments                   $  2,017
                                                         --------
                                                         --------

     In fiscal 1998, the Company entered into a new lease for its corporate headquarters. The lease expires in February 2000. The Company is obligated to pay real estate taxes, insurance and utilities on its portion of the leased property. Rental expense for the years ended March 31, 1996, 1997 and 1998 was $350,000, $194,000 and $245,000, respectively.

     In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing ("Mellon") for a lease line of $1.6 million with a term of 48 months. The outstanding balance on this line of credit at March 31, 1998 was $1.3 million.

     LICENSE AGREEMENTS

     The Company has entered into license agreements requiring future royalty payments ranging from 1 1/4% to 3% of specified product sales relating to the licensed technologies. Additionally, there is a minimum royalty payment of $600,000 due to one licensor in each calendar year.

     In April 1998, the Company and Chugai Pharmaceutical Co., Ltd. ("Chugai") entered into a strategic alliance to develop and commercialize OPTISON (which may be marketed under a different name) and ORALEX-Registered Trademark- in Japan, Taiwan and South Korea. In exchange for granting to Chugai a royalty-based license to market these products in the named countries, MBI received an upfront license fee from Chugai of $14 million. In addition, Chugai made an equity investment in MBI common stock. MBI is eligible to receive milestone payments of up to $20 million based on the achievement of certain product development goals and will receive royalties from Chugai from the sale of commercialized products in the territory.

     PATENT MATTERS

     The Company considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive program of patent and trademark prosecution for its products both in the United States and in other countries where the Company believes that significant market opportunities exist.

     The Company has an exclusive license to certain United States and foreign patents relating to gas-filled sonicated albumin microspheres from Steven
     B. Feinstein, M.D. (see - Business - Marketing and Licensing Agreements - Feinstein License) The Company itself owns additional United States and foreign patents covering ALBUNEX that broaden the product coverage of its license. Certain of these additional patents cover the Company's continuous flow sonication manufacturing process. The European equivalents of these manufacturing patents were challenged in an opposition proceeding brought by Andaris Ltd. which was decided in the Company's favor in January 1996. Andaris has appealed the decision. Andaris has also filed an opposition against the Company's ALBUNEX composition patent in Europe, and Andaris and two other parties have filed a similar opposition in Japan. No hearing date has been set in these latter two oppositions.

     The Company has received a patent covering its method of manufacturing gas-filled albumin microspheres using a milling process under development. The Company believes that this process may be more reliable and efficient than the sonication process that the Company currently uses. The Company has also received patents on other perfluorocarbon-based technology relating to ultrasound contrast agents.

     The Company owns a United States patent covering ORALEX and has several foreign applications pending. The Company has also filed patent applications relating to several early-stage development products. The Company is uncertain whether these applications will result in issued patents or whether the covered products can or will be commercialized.

     The last-to-expire of the Company's key United States patents covering ALBUNEX and OPTISON expires in 2008, and subject to the outcome of the oppositions previously described, the last-to-expire of the Company's key European patents covering ALBUNEX and OPTISON expires in 2009.

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

     The Company's commercial success also will depend in part upon the Company not infringing patents issued to third parties. There can be no assurance that patents issued to third parties will not require the Company to alter its products or manufacturing processes, pay licensing fees, or cease development of its current or future products.

     Litigation or administrative proceedings may be necessary to enforce the Company's patents, to defend the Company against infringement claims or to determine the priority, scope and validity of the proprietary rights of third parties. See Item 3, "Legal Proceedings". Any such litigation or administrative proceedings could result in substantial costs to the Company, and an unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operation. Moreover, there can be no assurance that, in the event of an unfavorable outcome in any litigation or administrative proceedings involving infringement claims against the Company, the Company would be able to license any proprietary rights that it requires on acceptable terms or at all. The Company's failure to obtain a license that it requires to commercialize one of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has become aware of several United States patents issued to other companies purportedly covering various attributes of perfluorocarbon-containing imaging agents such as OPTISON. Certain of these companies also are pursuing foreign patent protection. Some of these companies are developing or may be developing ultrasound contrast imaging agents that would compete with OPTISON. The patents and patent applications of these other companies involve a number of complex legal and factual issues that are currently unresolved. The Company believes that there may be a substantial overlap among many of the claims in their patents and is currently involved in various administrative proceedings and litigation in the United States and Europe to adjudicate their conflicting rights.

     The Company believes that, for a variety of reasons, its commercialization of OPTISON will not infringe any valid patent held by any of these other companies. Depending upon the particular patent claim, these reasons include, but are not limited to, (i) differences between OPTISON and the subject of the claim, (ii) the invalidity of the claim due to the existence of prior art, (iii) the inadequacy of the claim's specifications, (iv) lack of enablement, (v) inequitable conduct by patentee, and (vi) various other defenses as allowed by law. The Company intends to challenge the validity of any such patent granted to one of the other companies if the patent is asserted against the Company, and the Company will enforce its own patents if any product of one of the other companies infringes the Company's patent claims.

     The Company has obtained registered trademarks for "ALBUNEX" and "ORALEX" in the United States and in selected foreign countries. Additionally Mallinckrodt has filed for the trademark for "OPTISON" in various countries throughout the world. There can be no assurance that the Company's registered or unregistered trademarks and trade names will not infringe on the proprietary rights of third parties.

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

     In April 1998, the Company entered into a Common Stock Purchase Agreement with Chugai. Under this agreement, the Company sold to Chugai 691,883 shares of common stock for $12.00 per share which represented a 40% premium over the then-prevailing market price for a total equity investment of $8.3 million. These shares are subject to certain covenants and restrictions, including "standstill" rights of the Company, a market stand-off provision and restrictions on transferability.

     COMMON SHARES RESERVED

     Common shares were reserved for the following purposes (in thousands):


                                                                 MARCH 31,
                                                          ----------------------
                                                             1997         1998
          Options granted                                   2,685        3,139
          Future grants of options                            994          488
                                                            -----        -----
                                                            3,679        3,627
                                                            -----        -----
                                                            -----        -----

     STOCK OPTIONS-

     In fiscal 1998, the Board of Directors and the shareholders of the Company approved the 1997 Directors' Option Plan and authorized the issuance of options for 300,000 shares pursuant to the plan. The Plan provides for the grant of both qualified incentive stock options and nonstatutory stock options to purchase Common Stock to non-employee directors of the Company at no less than the fair value of the stock on the date of grant. Options granted under these plans are exercisable per the terms specified in each individual option, but not before one year (unless the option exercisability is accelerated by the Company's Board of Directors), or later than ten years from the date of grant.


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

     On May 11, 1995, the Board of Directors voted to offer the Company's non-executive employees the opportunity to reprice certain stock options which were originally granted under the 1984 Plan to the closing price on May 31, 1995. The Board approved this repricing because it believed retaining key employees was in the best interests of the stockholders and the Company. During the fourth quarter of fiscal 1995, following a decline in the stock price and a restructuring which included a twenty-five percent staff reduction, key employees were being contacted by other companies and agencies about employment opportunities elsewhere. The Board believed the repricing of the options was the most effective employment retention tool available.

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

     Additional information with respect to the Company's option plans is as follows:


                                            EMPLOYEE'S OPTION PLANS                         DIRECTORS' OPTION PLANS
                                          ------------------------------------         -------------------------------------
                                                              OPTION PRICE                                  OPTION PRICE
                                             SHARES            PER SHARE                SHARES                PER SHARE
                                           ----------     --------------------         --------        ----------------------
     Options Outstanding at Mar 31, 1995   2,072,479      $  7.00  -  $  31.13           40,000        $  8.13  -    $  17.00
     Granted                                 723,602         6.00  -      8.63           20,000           8.63
     Exercised                                (5,450)        6.38  -      7.38                -
     Expired or lapsed                      (622,676)        6.38  -     28.75                -
                                           ---------      -------     --------          -------        -------       --------
     Options Outstanding at Mar 31, 1996   2,167,955         6.00  -     31.13           60,000           8.13  -       17.00
     Granted                                 914,375         6.50  -     11.13           15,000           6.88
     Exercised                              (295,500)        6.00  -     10.63                -
     Expired or lapsed                      (176,760)        6.00  -     31.13                -
                                           ---------      -------     --------          -------        -------       --------
     Options Outstanding at Mar 31, 1997   2,610,070         6.00  -     22.25           75,000           6.88  -       17.00
                                           ---------      -------     --------          -------        -------       --------
     Granted                                 724,100         6.63        10.38           78,000           9.13           9.25
     Exercised                              (100,340)        6.00         8.63                -
     Expired or lapsed                      (248,250)        6.25        22.25                -
                                           ---------      -------     --------          -------        -------       --------
     Options Outstanding at Mar 31, 1998   2,985,580         6.00  -     22.25          153,000           6.88          17.00
                                           ---------      -------     --------          -------        -------       --------
     Options exercisable at Mar 31, 1998   1,542,605                                    114,000
                                           ---------                                    -------
     Reserved for future grants at
       Mar 31, 1998                          266,280                                    222,000
                                           ---------                                    -------


     The following table summarizes information about fixed stock options outstanding at March 31, 1998:


                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                         -----------------------------------------   ---------------------------
                                         Weighted-Avg    Weighted-                     Weighted-
                           Number         Remaining       Average      Number           Average
        Range of         Outstanding     Contractual     Exercise    Exercisable       Exercise
    Exercise Prices      at 3/31/98      Life (years)      Price     at 3/31/98          Price
    ---------------      -----------     ------------   ---------    -----------      -----------
     6.00 - 7.4375        1,259,067           8.34         7.0954      481,192           6.8427
     7.50 - 10.625        1,000,863           8.24         8.3310      524,963           8.1261
     10.75 - 22.25          878,650           6.85        14.7428      650,450          16.0119
                          ---------        --------      --------    ---------          -------
     6.00 - 22.25         3,138,580           7.88         9.6342    1,656,605          10.8496


     As permitted, the Company has adopted the disclosure only provisions of SFAS 123 effective April 1, 1996. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's 1998 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss, net loss applicable to common share owners, and net loss per common share for March 31, 1996, 1997 and 1998 would approximate the pro forma amounts below (in thousands, except per share amounts).

                                                 Fiscal  Years Ended, March 31,
                                             -------------------------------------
                                                 1996         1997          1998
     Net income (loss) - as reported         $(20,173)      $(13,284)    $(21,260)
     Net income (loss) - pro forma           $(21,274)      $(14,559)    $(23,877)
     Earning per share (loss) - as reported    $(1.62)        $(0.78)      $(1.19)
     Earning per share (loss) - pro forma      $(1.67)        $(0.86)      $(1.34)


     Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 1998: risk free rate of 5.39%, expected option life of 4 years, expected
     volatility of 58% and a dividend rate of zero.   The weighted average
     fair value of options granted from the Employee stock option plans during fiscal 1996, 1997 and 1998 was $6.93, $9.29 and $7.85, respectively. The weighted average fair value of options granted from the Outside Director stock option plan during fiscal 1996, 1997 and 1998 was $8.63, $6.88 and $9.19, respectively.


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

     In December 1987, December 1988 and March 1989, the Company entered into respective agreements (the Original Agreements) with Nycomed A.S. (Nycomed), a Norwegian corporation, Mallinckrodt, Inc. (Mallinckrodt), of St. Louis, Missouri and Shionogi & Co., Ltd. (Shionogi), a Japanese corporation, under which the Company granted exclusive licenses, restricted to certain geographic areas, to test, evaluate, develop and sell products covered by specified patents of the Company relating directly to the design, manufacture or use of microspheres for ultrasound imaging in vascular applications. The Company also granted rights to sublicense, use, make and sell the licensed products under specified royalty arrangements.

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

     In September 1995, the Company entered into an Amended and Restated Distribution Agreement ("ARDA"), as well as a related investment agreement, with Mallinckrodt. Under ARDA, the geographical scope of Mallinckrodt's exclusive right was expanded to include all of the countries of the world other than those covered by the Company's license agreements with Shionogi and Nycomed. Additionally, the duration of Mallinckrodt's exclusive right was also extended from October 1999 until the later of July 1, 2003 or three years after the date that the Company obtains approval from the United States Food and Drug Administration ("FDA") to market OPTISON for an intravenous myocardial perfusion indication.

     The agreement provides the Company with between $33.0 million and $42.5 million in financing (including the $13.0 million common stock investment discussed below). Under the terms of the agreement, Mallinckrodt must make guaranteed payments to the Company totaling $20.0 million over four years to support clinical trials, related regulatory submissions and associated product development of the licensed products, which include but are not limited to ALBUNEX and OPTISON. These payments will be made in 16 quarterly installments of $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The payments may be accelerated in the event that the Company's cumulative outlays for clinical trials are in excess of the amounts received at any point in time. However, the quarterly payments may not be postponed. As of March 31, 1998 the first ten quarterly payments had been received by the Company.

     ARDA requires the Company to spend at least $10.0 million of the $20.0 million it receives over four years on clinical trials to support regulatory filings with the FDA for cardiac indications of the licensed products. The Company's expenditure of this $10.0 million will be made in accordance with the directions of a joint steering committee which the Company and Mallinckrodt established in order to expedite the development and regulatory approval of OPTISON by enabling the parties to share their expertise relating to clinical trials and the regulatory approval process. The Company and Mallinckrodt have each appointed three of the six members of the joint steering committee.

     In connection with ARDA, the Company also entered into an investment agreement whereby the Company sold 1,118,761 unregistered shares of its common stock to Mallinckrodt for $13.0 million, or a price of $11.62 per share before related costs. Combined with the 181,818 shares of the Company's common stock that Mallinckrodt acquired in December 1988, Mallinckrodt currently owns approximately 7.3% of the Company's issued and outstanding shares.

     In addition, ARDA grants the Company the option (at its own discretion) to repurchase all of the shares of the Company's common stock that Mallinckrodt purchased under the investment agreement for $45.0 million, subject to various price adjustments. This option is exercisable beginning the later of July 1, 2000 or the date that the Company obtains approval from the FDA to market OPTISON for an intravenous myocardial perfusion indication and ending on the later of June 30, 2003 or three years after the date that the Company obtains approval from the FDA to market OPTISON for an intravenous myocardial perfusion. If the Company exercises this option, the Company may co-market ALBUNEX, OPTISON and related products in all of the countries covered by the amended distribution agreement.

     In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX, OPTISON and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia. Under the amendment to ARDA, Mallinckrodt agreed to pay fees up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45 percent of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4 million payment to the Company).

     There can be no assurance, however, that this milestone will be satisfied. The Company has included all costs related to the reacquisition of its license rights from Nycomed in other nonrecurring charges in the financial statements. Of these costs, approximately $1 million was paid in fiscal 1996 and the remainder was paid in fiscal 1997.

     Mallinckrodt is the Company's principal strategic marketing partner for its ALBUNEX and OPTISON ultrasound contrast agents. Under the Company's arrangements with Mallinckrodt, Mallinckrodt has substantial control over all aspects of marketing the Company's product in its territories.

     In October 1995, the Company entered into an agreement whereby it reacquired all rights to INFOSON (the European designation for ALBUNEX), OPTISON and related products from Nycomed, the Company's European licensee. The Company agreed to pay Nycomed $2.7 million and 45% of any amounts in excess of $2.7 million that the Company receives in payment for the transfer of marketing rights in the former Nycomed territory to a third party. The Company also agreed to pay Nycomed a royalty based on future sales, as defined in the agreement. As stated above, the license rights were resold to Mallinckrodt for amounts stipulated in the amendment to ARDA.

     In September 1996, the Company entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX family of products in the territory consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settled an outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX and resulted in the dismissal of all claims raised by the companies against each other. Under the agreement the Company paid $3 million to Shionogi and will pay an additional $5.5 million over the next three years.

     In April 1998, the Company and Chugai entered into a strategic alliance to develop and commercialize OPTISON (which may be marketed under a different name) and ORALEX in Japan, Taiwan and South Korea. In exchange for granting to Chugai a royalty-based license to market these products in the named countries, MBI received an upfront license fee from Chugai of $14 million. In addition, Chugai made an equity investment in the Company's common stock. The Company is eligible to receive milestone payments of up to $20 million based on the achievement of certain product development goals and will receive royalties from Chugai from the sale of commercialized products in the territory.

     During the years ended March 31, 1996, 1997 and 1998, the Company received contract research payments and earned revenue under the above agreements as follows (in thousands):


                                                FISCAL YEARS ENDED MARCH 31,
                                           -------------------------------------
                                             1996         1997        1998
     Contract payments received:
          Chugai                          $     -       $       -     $  1,575
          US Government                         -               -           95
          Mallinckrodt                       6,257         10,200        5,000
                                          --------       --------     --------
          Total                           $  6,257       $ 10,200     $  6,670
                                          --------       --------     --------
                                          --------       --------     --------
     Contract payments earned:
          Chugai                          $      -       $      -     $      -
          US Government                          -              -           95
          Mallinckrodt                       2,412         10,200        5,000
                                          --------       --------     --------
          Total                           $  2,412      $  10,200     $  5,095
                                          --------       --------     --------
                                          --------       --------     --------


8.  OTHER NONRECURRING CHARGES

    Other nonrecurring charges include the following for the years presented:


                                                FISCAL YEARS ENDED MARCH 31,
                                             ----------------------------------
                                              1996           1997         1998




     Write-off of license rights of former
     Nycomed territory (Note 7)                $    -       $3,000         $  -
     Write-off of license fees related to
     discontinued products                      1,025            -            -
     Legal settlements and related costs
     (Note 5)                                   1,418            -            -
     Loss on sale of real estate                  667            -            -
                                              -------       ------         -----
                                              $ 3,110       $3,000         $  -
                                              -------       ------         -----
                                              -------       ------         -----

     In September 1996, the Company entered into an agreement with Nycomed for the repurchase of the rights to manufacture, market and sell its ALBUNEX family of products in the territory formerly exclusively licensed to Nycomed (see note 7). As a result, during fiscal year 1997 the Company wrote off the license rights of the former Nycomed territory in the amount of $3 million.

     The Company recorded one-time charges in fiscal year 1996 related to the conclusion of arbitration with Bracco S.p.A., the write off of license fees associated with discontinued products and a write down to the sale price of two buildings that were subsequently sold in March 1996.

9.   SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 1998 and 1997 (in thousands, except per share amounts):


     QUARTER ENDED:                         JUN 30         SEP 30       DEC 31           MAR 31
     --------------                       ---------      --------    ----------        ---------
     Fiscal 1998
     Revenues                             $  1,474       $  1,426     $  1,373         $  1,973
     Research and Development Costs          2,185          2,680        2,939            3,274
     Total Operating Costs and Expenses      6,736          6,401        7,517            8,127
     Net Loss                               (4,799)        (4,621)      (5,903)          (5,937)
     Loss Per Common Share                   (0.27)         (0.26)       (0.33)           (0.33)
     Weighted Average Common Shares
        Outstanding                         17,752         17,768       17,813           17,838

     QUARTER ENDED:                         JUN 30         SEP 30       DEC 31           MAR 31
                                           -------         ------       ------          -------
     Fiscal 1997
     Revenues                             $  1,178       $  1,216     $  7,007         $  1,450
     Research and Development Costs          2,636          2,328        2,354            2,584
     Total Operating Costs and Expenses      5,691          5,465        8,298            6,248
     Net Loss                               (4,384)        (3,693)        (879)          (4,328)
     Loss Per Common Share                    (.30)          (.21)        (.05)            (.24)
     Weighted Average Common Shares
        Outstanding                         14,787         17,560       17,572           17,711


10.  SUBSEQUENT EVENTS

     In April 1998, the Company and Chugai entered into a strategic alliance to develop and commercialize OPTISON (which may be marketed under a different name) and ORALEX in Japan, Taiwan and South Korea. In exchange for granting to Chugai a royalty-based license to market these products in the named countries, MBI received an upfront license fee from Chugai of $14 million. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is eligible to receive milestone payments of up to $20 million based on the achievement of certain product development goals and will receive royalties from Chugai from the sale of commercialized products in the territory.

     On May 18, 1998, OPTISON, the Company's second-generation contrast agent for cardiac ultrasound imaging, received final marketing authorization by the European Agency for the Evaluation of Medicinal Products for use in patients with suspected or known cardiovascular disease. The authorization covers all 15 member states of the European Union.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors is incorporated in this report by reference to the information contained under the caption "Election of Directors" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on August 13, 1998 ("1998 Proxy Statement").
Information concerning executive officers is included in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated in this report by reference to the information contained under the caption "Executive Compensation" in the Company's 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership is incorporated in this report by reference to the information contained under the caption "Stock Ownership" in the Company's 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated in this report by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

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

     3.2* Certificate of Amendment to Certificate of Incorporation of Molecular Biosystems, Inc. dated August 20, 1996.

     3.3 Certificate of Incorporation of Syngene, Inc. as amended September 20, and December 31, 1989. (Incorporated by reference from Exhibit 3.2 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1990.)

     3.4 By-Laws of the Company, as amended and restated September 18, 1990. (Incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

     3.5 First Amendment, dated August 20, 1992 to the By-Laws of the Company, as amended and restated September 18, 1990.
            (Incorporated by reference from Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

     3.6    By-Laws of Syngene, Inc. (Incorporated by reference from
            Exhibit 3.4 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1990.)

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

    10.7 Amendment to Amended and Restated Distribution Agreement dated November 4, 1996 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.)

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

    10.10 Cooperative Development and Marketing Agreement effective March 31, 1998 between the Company and Chugai Pharmaceutical Co., Ltd. (Incorporated by reference from
            Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 7, 1998)

    10.11   Common Stock Purchase Agreement effective March 31,
            1998 between the Company and Chugai Pharmaceutical Co., Ltd. (Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 7, 1998)

    10.12 Letter Agreement dated February 18, 1991 between the Company and Schering Aktiengesellschaft. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

    10.13 Settlement Agreement and Mutual Release dated September 10, 1996 between the Company and Shionogi & Co., Ltd. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1997.)

    10.14 Exclusive License Agreement dated April 1, 1992 between the Company and The Regents of the University of California. (Incorporated by reference from Exhibit

            10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.15 License Agreement dated August 23, 1991 between the Johns Hopkins University, Towson State University and the Company. (Incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.16 License Agreement dated November 11, 1991 between the Company and the Regents of the University of Michigan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.17 Exclusive License Agreement dated July 31, 1990 between the Company and the Regents of the University of California, and Amendment Agreement dated April 1, 1992. (Incorporated by reference from
            Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

    10.18 License Option Agreement dated January 29, 1993 between the Company and Abbott Laboratories. (Incorporated by reference from Exhibit
            10.1 to the Company's Current Report on Form 8-K dated January 29, 1993.)

    10.19+ Molecular Biosystems, Inc. Pre-1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

    10.20+ Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan, as amended by First and Second Amendments. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended
            March 31, 1988.)

    10.21+ Third and Fourth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

    10.22+ Fifth Amendment to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.)

    10.23+ Sixth and Seventh Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

    10.24+ Eighth and Ninth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

    10.25+ Form of Stock Option Agreement used with the Company's 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

    10.26+ Molecular Biosystems, Inc. 1993 Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78572 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

    10.27+ Form of Stock Option Agreement used with the Company's 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.28+ Molecular Biosystems, Inc. 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78564 on Form S-8, dated May 3,
            1994, filed on May 5, 1994.)

    10.29+ Form of Stock Option Agreement used with the Company's 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit
            10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.30 First Amendment to the Molecular Biosystems, Inc. 1993 Stock Option Plan (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 15, 1997 (Registration No. 333-35633.)

    10.31 Molecular Biosystems, Inc. 1997 Outside Directors Stock Option Plan (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 15, 1997 (Registration No. 333-35631.)

    10.32+* Second Amendment to 1993 Stock Option Plan

    10.33+* Third Amendment to 1993 Stock Option Plan

    10.34+ Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder, M. D. (Incorporated by reference from Exhibit
            10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.35+ Employment Agreement dated November 1, 1995 between the Company and Bobba Venkatadri. (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

    10.36+ First Amendment to Employment Agreement dated April 30, 1996 between the Company and Bobba Venkatadri. (Incorporated by reference from Exhibit 10.34 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1997.)

    10.37 Partnership Agreement dated October 18, 1996 between the Company and Bobba and Annapurna Venkatadri. (Incorporated by reference from Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

    10.38+* Employment Agreement dated as of September 1, 1997 between the
            Company and Gerard A. Wills.

    10.39+* Employment Agreement dated as of September 1, 1997 between the
            Company and William I. Ramage.

    10.40+* Employment Agreement dated as of December 1, 1997 between the
            Company and Thomas Jurgensen.

    10.41+* Employment Agreement dated as of September 1, 1997 between the
            Company and Joni Harvey.

    10.42+* Employment Agreement dated as of September 1, 1997 between the
            Company and Howard Dittrich.

    10.43+* Separation Agreement effective May 30, 1997 between the Company and Allan Mizoguchi, Ph.D.

    10.44+* Separation Agreement effective May 30, 1997 between the Company and
            James Barnhart, Ph.D.

    10.45 Triple Net Lease dated June 19, 1995 between the Company and Radnor/Collins/Sorrento Partnership. (Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

    10.46* First Amendment to Sublease dated February 27, 1998 between the Company and Dura Pharmaceuticals, Inc.

    10.47* Sublease dated October 1, 1997 between the Company and Dura Pharmaceuticals, Inc.

    10.48* Equipment Lease Agreement dated June 30, 1997 between the Company and Mellon US Leasing.

    10.49* Sublease dated February 16, 1998 between the Company and ComStream Corporation.

    10.50 Promissory note dated December 31, 1993 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    10.51 Second Amendment to Promissory note dated June 24, 1996 between the Company and James L. Barnhart. (Incorporated by reference from
            Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

    10.52 Promissory note dated December 31, 1993 between the Company and John W. Young. (Incorporated by reference from Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

    19      Documents not previously filed are marked with an asterisk (*).

    23*     Consent of Arthur Andersen LLP.

(b)    REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated May 18, 1998, was filed on May 22, 1998, reporting final marketing authorization of OPTISON by the European Agency for the Evaluation of Medicinal Products.

     A Current Report on Form 8-K dated April 7,1998, was filed on April 22, 1998, reporting (1) a Cooperative Development and Marketing Agreement effective March 31, 1998 between the Company and Chugai Pharmaceutical Co., Ltd., and (2) a Common Stock Purchase Agreement effective March 31, 1998 between the Company and Chugai Pharmaceutical Co., Ltd.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1998.

                              MOLECULAR BIOSYSTEMS, INC.


                                   By: /s/ Kenneth J. Widder, M.D.
                                       --------------------------------
                                           Kenneth J. Widder, M.D.
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                                TITLE                           DATE

/s/ Kenneth J. Widder, M.D.             Chairman of the Board              June 25, 1998
------------------------------
    Kenneth J. Widder, M.D.

/s/ Bobba Venkatadri                    President, Chief Executive         June 25, 1998
------------------------------          Officer
    Bobba Venkatadri

/s/ Gerard A. Wills                     Vice President - Finance           June 25, 1998
------------------------------          and Chief Financial Officer
    Gerard A. Wills                     (Principal Financial and
                                        Accounting Officer

/s/ Robert W. Brightfelt                Director                           June 25, 1998
------------------------------
    Robert W. Brightfelt

/s/ Charles C. Edwards, M.D.            Director                           June 25, 1998
------------------------------
    Charles C. Edwards, M.D.

/s/ Gordon C. Luce                      Director                           June 25, 1998
------------------------------
    Gordon C. Luce

/s/ David Rubinfien                     Director                           June 25, 1998
------------------------------
    David Rubinfien

/s/ David W. Barry, M.D.                Director                           June 25, 1998
------------------------------
    David W. Barry, M. D.

/s/ Jerry Jackson                       Director                           June 25, 1998
------------------------------
    Jerry Jackson
