Form 10-Q
period 1998-06-30
MOLECULAR BIOSYSTEMS INC
filed 1998-08-11
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                            10030 Barnes Canyon Road
                           San Diego, California 92121
                                 (619) 812-7001
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X Yes No

 The number of shares outstanding of the issuer's common stock, $.01 par value, as of July 31, 1998 was 18,580,095 shares.

                                    INDEX                                  PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      1. Consolidated Balance Sheets                                         3
         March 31, 1998 and June 30, 1998

      2. Consolidated Statements of Operations                               4
         Three Months Ended June 30, 1997 and 1998

      3. Consolidated Statements of Cash Flows                               5
         Three Months Ended June 30, 1997 and 1998

      4. Notes to Financial Statements                                       6

      Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations                         10


PART II -OTHER INFORMATION

      Item 1 - Legal Proceedings                                            15

      Item 2 - Changes in Securities                                        15

      Item 3 - Defaults Upon Senior Securities                              15

      Item 4 - Submission of Matters to a Vote of Securities Holders        15

      Item 5 - Other Information                                            15

      Item 6 - Exhibits and Reports on Form 8-K                             15

         (a) Exhibits
         (b) Reports on Form 8-K

      Signatures                                                            16

PART I  - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                          (Dollars in thousands)

                                                                  June 30,
                                                    March 31,       1998
                                                      1998       (Unaudited)
                                                    ----------   -----------
                      ASSETS
Current assets:
   Cash and cash equivalents                          $ 1,064         $ 359
   Marketable securities, available-for-sale           20,274        24,352
   Accounts and notes receivable                        1,498        13,094
   License rights                                       8,500             -
   Inventories                                          1,902         2,371
   Prepaid expenses and other assets                      400           415
                                                    ----------   -----------
        Total current assets                           33,638        40,591
                                                    ----------   -----------

Property and equipment, at cost:
   Building and improvements                           14,412        14,412
   Equipment, furniture and fixtures                    4,364         4,413
   Construction in progress                               471           911
                                                    ----------   -----------
                                                       19,247        19,736
   Less:  Accumulated depreciation and amortization     7,073         7,297
                                                    ----------   -----------
        Total property and equipment                   12,174        12,439
                                                    ----------   -----------

Other assets:
   Patents and license rights, net of amortization
       $87 and $107, respectively                         320           350
   Certificate of deposit, pledged                      3,000         3,000
   Other assets, net                                    2,186         2,160
                                                    ----------   -----------
        Total other assets                              5,506         5,510
                                                    ----------   -----------

                                                     $ 51,318      $ 58,540
                                                    ==========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                  $ 1,272       $ 1,272
   Accounts payable and accrued liabilities             7,498        11,393
   Compensation accruals                                2,227           731
   Deferred contract revenue                            1,575             -
                                                    ----------   -----------
        Total current liabilities                      12,572        13,396
                                                    ----------   -----------

Long-term debt, net of current portion                  6,082         5,764

Other noncurrent liabilities                            1,500         1,500

Commitments and contingencies (Note 2)

Stockholders' equity:
   Common Stock, $.01 par value, 40,000,000 shares
     authorized, 17,846,237 and 18,575,245 shares
     issued and outstanding, respectively                 178           186
   Additional paid-in capital                         128,145       134,308
   Accumulated deficit                                (96,729)      (95,988)
   Unrealized loss on available-for-sale securities       (67)         (263)
   Less 40,470 shares of treasury stock, at cost         (363)         (363)
                                                    ----------   -----------
        Total stockholders' equity                     31,164        37,880
                                                    ----------   -----------

                                                     $ 51,318      $ 58,540
                                                    ==========   ===========

                      MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                    (Dollars in thousands, except per share amounts)



                                                                  Three Months Ended
                                                                       June 30,
                                                                 1997           1998
                                                              ------------   ------------
                                                                     (Unaudited)
Revenues:
   Revenues under collaborative agreements                        $ 1,250        $ 1,250
   Product and royalty revenues                                       224          1,367
   License Fees                                                         -         16,371
                                                              ------------   ------------
                                                                    1,474         18,988
                                                              ------------   ------------
Operating expenses:
   Research and development costs                                   2,185          2,227
   Costs of products sold                                           1,511          1,639
   Selling, general and administrative expenses                     3,040          3,869
   Other Nonrecurring Charges                                           -          9,378
                                                              ------------   ------------
                                                                    6,736         17,113
                                                              ------------   ------------

   Income (loss) from operations                                   (5,262)         1,875

Interest expense                                                     (191)          (160)
Interest income                                                       654            425
                                                              ------------   ------------


Income (loss) before income taxes                                  (4,799)         2,140
Foreign income tax provision                                            -         (1,400)
                                                              ------------   ------------

Net income/(loss)                                                $ (4,799)         $ 740
                                                              ============   ============

Net income (loss) per share - basic:                              $ (0.27)        $ 0.04
                                                              ============   ============

Weighted average common shares outstanding                         17,752         18,512
                                                              ============   ============

Net income (loss) per share - diluted:                            $ (0.27)        $ 0.04
                                                              ============   ============

Weighted average common and common equivalent shares               17,752         18,843
                                                              ============   ============
     outstanding


                        MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Dollars in thousands)
                                                                        Three Months Ended
                                                                             June 30,
                                                                      1997              1998
                                                                  -------------     -------------
                                                                           (Unaudited)
Cash flows from operating activities:
   Net loss                                                           $ (4,799)            $ 740
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                        318               244
      Write-off of former Shionogi territory license rights                  -             8,500
      Premium received on Chugai equity investment                           -            (2,371)
      Changes in operating assets and liabilities:
          Receivables                                                      (25)          (11,745)
          Inventories                                                     (117)             (469)
          Prepaid expenses and other assets                                236               136
          Accounts payable and accrued liabilities                         941             3,895
          Deferred contract revenue                                          -            (1,575)
          Compensation accruals                                           (666)           (1,496)
                                                                  -------------     -------------

             Cash used in operating activities                          (4,112)           (4,141)
                                                                  -------------     -------------

Cash flows from investing activities:
   Purchases of property and equipment                                    (210)             (489)
   Additions to patents and license rights                                   -               (50)
   Decrease in other assets                                                  -                26
   Change in marketable securities                                       4,376            (4,275)
                                                                  -------------     -------------

             Cash provided by (used in) investing activities             4,166            (4,788)
                                                                  -------------     -------------

Cash flows from financing activities:
   Proceeds from sale of common stock to Chugai                              -             8,300
   Net proceeds from stock options exercised                                83               242
   Principal payments on long-term debt                                   (315)             (318)
                                                                  -------------     -------------

             Cash provided by (used in) financing activities              (232)            8,224
                                                                  -------------     -------------

Decrease in cash and cash equivalents                                     (178)             (705)

Cash and cash equivalents, beginning of period                             587             1,064
                                                                  -------------     -------------

Cash and cash equivalents, end of period                                 $ 409             $ 359
                                                                  =============     =============

Supplemental cash flow disclosures:

   Interest income received                                              $ 798             $ 575
                                                                  =============     =============

   Interest paid                                                         $ 190             $ 159
                                                                  =============     =============

NOTES TO FINANCIAL STATEMENTS

(1)   Basis of Presentation-


         These interim Consolidated Financial Statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1998.


         These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of June 30, 1998, and the results of its operations for the three-months ended June 30, 1997 and 1998, and its cash flows for the three-months ended June 30, 1997 and 1998, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.


(2)   Commitments and Contingencies-

         In July, 1997 the Company and its marketing partner, Mallinckrodt, Inc. ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus
Pharmaceuticals, Inc. ("Sonus"), Nycomed Imaging AS ("Nycomed"), ImaRx Pharmaceutical Corp. ("ImaRx") and its marketing partner DuPont Merck and Bracco
- seeking declarations that certain of their ultrasound contrast agent patents are invalid.

         The complaint alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON, the Company's second generation ultrasound contrast agent, and will attempt to prevent its commercialization.

         All of the defendants except Nycomed filed motions to dismiss the complaint on juridictional grounds. In January 1998, the court dismissed each of the defendants except Nycomed, ruling that the court lacked jurisdiction over those defendants with respect to the Company's claims of patent invalidity and non infringement. The court's ruling does not purport to rule on the merits of the Company's claims; the dismissal was based solely on jurisdictional grounds.

         Following Sonus's dismissal as a defendant in the MBI Case, Sonus activated a patent infringement lawsuit (the "Sonus Case") which it had filed in August 1997 against the Company and Mallinckrodt in the United States District Court for the Western District of Washington. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with the Sonus Case until the jurisdictional motions were decided in the MBI Case. Sonus's complaint alleges that the manufacture and sale of OPTISON by the Company and Mallinckrodt infringe two patents owned by Sonus. As in the MBI Case, MBI counterclaimed for a declaration of invalidity and non-infringement with respect to the Sonus patents. These two patents are the same patents for which the Company was seeking a declaration of invalidity in the MBI Case. As discussed below, in conjunction with the reexamination proceedings, the PTO has issued a final rejection of all claims of the patents involved in the Sonus Case.

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

         In late 1997 and early 1998, the PTO issued office actions in connection with the Company's patent reexamination petitions filed against Sonus, Nycomed and ImaRx. The PTO office actions rejected all relevant claims of these patents based on prior art not previously disclosed to the PTO by Sonus, Nycomed or ImaRx during prosecution of their patent applications. In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. If the PTO's rejection is maintained on any appeal subsequently filed by Sonus, the two Sonus patents will be invalid. If the PTO rejection of the Nycomed patent is maintained through further proceedings before the patent examiner and on any appeal, the PTO rejection will invalidate the patent which, by a counterclaim in the MBI Case, Nycomed is attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON.


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


(3)   Earnings per Share -


         In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the quarter ended June 30, 1998. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarter ended June 30, 1997, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended June 30, 1997 and June 30, 1998.

                                                                             Quarter Ended
                                                                               June 30,
                                                                           1997          1998
                                                                        -----------   -----------
NET INCOME (LOSS)                                                       $   (4,799)   $      740

BASIC EARNINGS (LOSS) PER SHARE:
     Income (loss) available to common stockholders                         (4,799)          740
     Weighted average common shares outstanding                             17,752        18,512
                                                                        ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE:                                        $    (0.27)   $     0.04
                                                                        ===========   ===========

DILUTED EARNINGS (LOSS) PER SHARE:
     Income (loss) available to common stockholders                     $   (4,799)   $      740
     Weighted average common shares outstanding                             17,752        18,512
     Common stock options outstanding (unless anti-dilutive)                     -           331
        Total weighted avg common shares and equivalents                    17,752        18,843
                                                                        ===========   ===========
DILUTED EARNINGS (LOSS) PER SHARE:                                      $    (0.27)   $     0.04
                                                                        ===========   ===========


(4)   The Chugai Agreement -


         In April, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an up-front license fee of $14 million. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. This premium was equal to $2.4 million and was recognized as revenue in the current quarter. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20 million based on Chugai's achievement of certain Japanese product development and regulatory goals.


           The accompanying consolidated statements of operations incorporate the impact of the Chugai transaction. Pro forma unaudited consolidated operating results of the Company for the quarter ended June 30, 1998, excluding the impact of the Chugai transaction, are summarized below (in thousands, except per share amounts):

                                                     Three Months Ended June 30, 1998
                                                   Results                    Pro forma
                                                  Including     Impact of      Results
                                                    Chugai       Chugai       Excluding
                                                 Transaction   Transaction     Chugai
                                                 -----------------------------------------
     Revenues                                        $ 18,988      $ 16,371       $ 2,617
     Operating Expenses                               (17,113)       (9,378)       (7,735)
     Interest Income, Net                                 265             -           265
                                                 -----------------------------------------
     Income (Loss) before income taxes                $ 2,140       $ 6,993      $ (4,853)
     Foreign income taxes                              (1,400)       (1,400)            -
                                                 =========================================
     Net Income (Loss)                                  $ 740       $ 5,593      $ (4,853)
                                                 =========================================

     Net Income (Loss) per share - Basic               $ 0.04        $ 0.31       $ (0.27)
     Weighted Avg Common Shares Outstanding            18,512           659        17,853

     Net Income (Loss) per share - Diluted             $ 0.04        $ 0.31       $ (0.27)
     Weighted Avg Common and Common                    18,843           659        18,184
          Equivalent Shares Outstanding


           These unaudited pro forma results have been prepared for comparative purposes only.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis should be read in conjunction with (1) the current Consolidated Financial Statements and (2) the Company's Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended March 31, 1998.


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


Recent Events


         In April, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an up-front license fee of $14 million. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20 million based on Chugai's achievement of certain Japanese product development and regulatory goals.

         In May, 1998, OPTISON, the Company's second-generation contrast agent for cardiac ultrasound imaging, received final marketing authorization by the European Agency for the Evaluation of Medicinal Products for use in patients with suspected or known cardiovascular disease. The authorization covers all 15 member states of the European Union. Also in May, 1998, the Company and Mallinckrodt announced that they had launched OPTISON in Germany, Austria, and the United Kingdom. Initial shipments of OPTISON to European customers were sent within 24 hours of product approval.

         In July, 1997 the Company and its marketing partner, Mallinckrodt, Inc. ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus
Pharmaceuticals, Inc. ("Sonus"), Nycomed Imaging AS ("Nycomed"), ImaRx Pharmaceutical Corp. ("ImaRx") and its marketing partner DuPont Merck and Bracco
- seeking declarations that certain of their ultrasound contrast agent patents are invalid.

         The complaint alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON, the Company's second generation ultrasound contrast agent, and will attempt to prevent its commercialization.

         All of the defendants except Nycomed filed motions to dismiss the complaint on juridictional grounds. In January 1998, the court dismissed each of the defendants except Nycomed, ruling that the court lacked jurisdiction over those defendants with respect to the Company's claims of patent invalidity and non infringement. The court's ruling does not purport to rule on the merits of the Company's claims; the dismissal was based solely on jurisdictional grounds.

         Following Sonus's dismissal as a defendant in the MBI Case, Sonus activated a patent infringement lawsuit (the "Sonus Case") which it had filed in August 1997 against the Company and Mallinckrodt in the United States District Court for the Western District of Washington. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with the Sonus Case until the jurisdictional motions were decided in the MBI Case. Sonus's complaint alleges that the manufacture and sale of OPTISON by the Company and Mallinckrodt infringe two patents owned by Sonus. As in the MBI Case, MBI counterclaimed for a declaration of invalidity and non-infringement with respect to the Sonus patents. These two patents are the same patents for which the Company was seeking a declaration of invalidity in the MBI Case. As discussed below, in conjunction with the reexamination proceedings, the PTO has issued a final rejection of all claims of the patents involved in the Sonus Case.

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

         In late 1997 and early 1998, the PTO issued office actions in connection with the Company's patent reexamination petitions filed against Sonus, Nycomed and ImaRx. The PTO office actions rejected all relevant claims of these patents based on prior art not previously disclosed to the PTO by Sonus, Nycomed or ImaRx during prosecution of their patent applications. In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. If the PTO's rejection is maintained on any appeal subsequently filed by Sonus, the two Sonus patents will be invalid. If the PTO rejection of the Nycomed patent is maintained through further proceedings before the patent examiner and on any appeal, the PTO rejection will invalidate the patent which, by a counterclaim in the MBI Case, Nycomed is attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON.

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


Liquidity and Capital Resources


         At June 30, 1998, the Company had net working capital of $27.2 million compared to $21.1 million at March 31, 1998. Cash, cash equivalents, marketable securities and certificates of deposit pledged were $27.7 million at June 30, 1998 compared to $24.3 million at March 31, 1998. The cash balance at June 30, 1998 does not include $9.5 million of the $22.3 million in up-front payments due from Chugai, which will be received in quarterly installments during fiscal 1999.


         For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, including the proceeds of the public offering in May 1996, up-front license fees received from Chugai, and interest thereon, plus payments under its collaborative agreement with Mallinckrodt and Chugai, will enable the Company to fund its operations for at least the next eighteen months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities.


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


Results of Operations


         Revenues Under Collaborative Agreements. Revenues under collaborative agreements were $1.3 million for the quarter ended June 30, 1998 compared to $1.3 million for the same quarter in the prior year. These revenues in both years consist solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995.


         Product and Royalty Revenues. Revenues from product sales and royalties were $1.4 million for the quarter ended June 30, 1998, compared to $224,000 for the same quarter in the prior year. Product revenues come from the Company's sales of OPTISON to Mallinckrodt, in the case of the quarter ended June 30, 1998, and from the Company's sales of ALBUNEX(R) to Mallinckrodt in the case of the quarter period ended June 30, 1997, and were recognized upon shipment of the product.


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


         The transfer price for the Company's sales of ALBUNEX to Mallinckrodt was determined pursuant to ARDA and was approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product.


         Royalty revenues are pursuant to a licensing agreement between the Company and Abbott Laboratories.


         License Fees.  Revenues for the most recent  quarter also include $16.4
million   recognized  in   connection   with  MBI's   partnership   with  Chugai
Pharmaceutical Co., Ltd., announced on April 8, 1998.


         Costs of Products Sold. Cost of products sold totaled $1.6 million for the quarter ended June 30, 1998, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the same quarter in the prior year, cost of products sold totaled $1.5 million. The Company anticipates an increase in its gross profit margins if and when OPTISON sales volume increases. The increase in sales volume would permit the fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5.5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on the market acceptance of OPTISON and are therefore uncertain.


         Research and Development Costs. For the quarter ended June 30, 1998, the Company's research and development costs totaled $2.2 million, as compared to $2.2 million for the same period in 1997.


         Selling, General and Administrative Expenses. For the quarter ended June 30, 1998, the Company's selling, general and administrative expenses totaled $3.9 million, as compared to $3.0 million for the same quarter in 1997. This increase in the current year is primarily due to continuing legal expenses, and marketing costs associated with the launch of OPTISON.


         Other Nonrecurring Charges and Foreign Income Taxes. Total operating expenses for the quarter were $17.1 million compared to $6.7 million for the same quarter in 1998. The increase is primarily due to a non-cash, non-recurring expense of $8.5 million related to the sale to Chugai of territory rights previously reacquired from Shionogi. Additionally, the company paid $1.4 million in foreign taxes related to the Chugai alliance.


         Interest Expense and Interest Income. Interest expense for the quarter ended June 30, 1998 amounted to $160,000, compared to $191,000 for the same period in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in June 1998. The note payable bears interest at prime plus 1% and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.5% in June 1998.


         Interest income for the quarter ended June 30, 1998 was $425,000 compared to $654,000 for the same quarter in the prior year. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.


         Pro forma Results.  See Note 4 in Notes to the Financial Statements for
a  discussion  of  quarterly   results   excluding  the  impact  of  the  Chugai
transaction.

Prospective Information


         The Company is involved in several legal and administrative proceedings which could result in a substantial cost to the Company. Given the complexity of the legal and factual issues and the uncertainty of litigation, there can be no assurance of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. For a detailed discussion of these matters, see "Recent Events."



PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS


         See "Recent Events" in Part I, Item 2, which is incorporated by reference in this response.


Item 2-4 - The Company has nothing to report with respect to these items during the quarter ended June 30, 1998.


Item 5 - OTHER INFORMATION


         Dates for Submission of Stockholder Proposals:


         Any stockholder of the Company who wishes to present a proposal to be considered at the 1999 Annual Meeting of Stockholders and who, pursuant to Rule 14a-8 of the Securities and Exchange Commission, wishes to have the proposal included in the Company's proxy statement and form of proxy for that meeting, must submit the proposal in writing to the Company at 10070 Barnes Canyon Road, San Diego, California 92121, so that it is received by February 16, 1999.


         Any stockholder of the Company who wishes to present a proposal to be considered at the 1999 Annual Meeting of Stockholders, but to do so outside of the processes of Rule 14a-8, must submit the proposal in writing to the Company at 10070 Barnes Canyon Road, San Diego, California 92121, so that it is received by April 30, 1999.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits - None


(b)       Reports on Form 8-K


A Current Report on Form 8-K dated April 7, 1998, was filed on April 22, 1998, reporting (1) a Cooperative Development and Marketing Agreement effective March 31, 1998 between the Company and Chugai Pharmaceutical Co., Ltd., and (2) a Common Stock Purchase Agreement effective March 31, 1998 between the Company and Chugai Pharmaceutical Co., Ltd.


A Current Report on Form 8-K dated May 18,1998, was filed on May 22, 1998, reporting that OPTISON received final marketing authorization by the European Agency for the Evaluation of Medicinal Products for use in patients with suspected or known cardiovascular disease.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




   /s/ Gerard Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


    8/11/98
Date