Form 10-Q
period 1998-09-30
MOLECULAR BIOSYSTEMS INC
filed 1998-11-04
CIK 719598

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from............... to ...............

                        Commission file number 001-10546


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

                                    X Yes No

 The number of shares outstanding of the issuer's common stock, $.01 par value, as of October 23, 1998 was 18,580,745 shares.

                                   INDEX                                  PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements (unaudited)

      1. Consolidated Balance Sheets                                        3

         March 31, 1998 (audited) and September 30, 1998

      2. Consolidated Statements of Operations                              4

         Three Months Ended September 30, 1997 and 1998
         Six Months Ended September 30, 1997 and 1998

      3. Consolidated Statements of Cash Flows                              5

         Six Months Ended September 30, 1997 and 1998

      4. Notes to Financial Statements                                      6

      Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations                         9


PART II -OTHER INFORMATION

      Item 1 - Legal Proceedings                                           15

      Item 2 - Changes in Securities                                       15

      Item 3 - Defaults Upon Senior Securities                             15

      Item 4 - Submission of Matters to a Vote of Securities Holders       15

      Item 5 - Other Information                                           15

      Item 6 - Exhibits and Reports on Form 8-K                            15

         (a) Exhibits
         (b) Reports on Form 8-K

      Signatures                                                           16

PART I   - FINANCIAL INFORMATION

Item 1   - FINANCIAL STATEMENTS

                    MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                              (Dollars in thousands)

                                                                         September 30,
                                                          March 31,         1998
                                                             1998        (Unaudited)
                                                          -----------    -----------
                         ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,064          $ 749
   Marketable securities, available-for-sale                  20,274         21,242
   Accounts and notes receivable                               1,498         10,752
   License rights                                              8,500              -
   Inventories                                                 1,902          1,628
   Prepaid expenses and other assets                             400            359
                                                          -----------    -----------
        Total current assets                                  33,638         34,730
                                                          -----------    -----------

Property and equipment, at cost:
   Building and improvements                                  14,412         14,412
   Equipment, furniture and fixtures                           4,364          4,144
   Construction in progress                                      471          1,192
                                                          -----------    -----------
                                                              19,247         19,748
   Less:  Accumulated depreciation and amortization            7,073          7,247
                                                          -----------    -----------
        Total property and equipment                          12,174         12,501
                                                          -----------    -----------

Other assets:
   Patents and license rights, net of amortization
       $87 and $127 respectively                                 320            330
   Certificate of deposit, pledged                             3,000              -
   Other assets, net                                           2,186          2,089
                                                          -----------    -----------
        Total other assets                                     5,506          2,419
                                                          -----------    -----------
                                                            $ 51,318       $ 49,650
                                                          ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         $ 1,272        $ 1,272
   Accounts payable and accrued liabilities                    7,498          9,839
   Compensation accruals                                       2,227          1,888
   Deferred revenue                                            1,575              -
                                                          -----------    -----------
        Total current liabilities                             12,572         12,999
                                                          -----------    -----------

Long-term debt, net of current portion                         6,082          5,447

Other noncurrent liabilities                                   1,500              -

Commitments and contingencies (Note 2)

Stockholders' equity:
   Common Stock, $.01 par value, 40,000,000 shares
     authorized, 17,846,237 and 18,576,745 shares
     issued and outstanding, respectively                        178            186
   Additional paid-in capital                                128,145        134,347
   Accumulated deficit                                       (96,729)      (103,057)
   Unrealized gain (loss) on available-for-sale securities       (67)            92
   Less 40,470 shares of treasury stock, at cost                (363)          (363)
                                                          -----------    -----------
        Total stockholders' equity                            31,164         31,205
                                                          -----------    -----------
                                                            $ 51,318       $ 49,650
                                                          ===========    ===========

                             MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Unaudited; in thousands, except per share amounts)



                                                       Three Months Ended          Six Months Ended
                                                         September 30,              September 30,
                                                       1997         1998          1997         1998
                                                     ----------  -----------    ----------  -----------
Revenues:
   Revenues under collaborative agreements             $ 1,345      $ 1,248       $ 2,595      $ 2,498
   Product and royalty revenues                             81        1,418           305        2,785
   License fees                                              -            -             -       16,371
                                                     ----------  -----------    ----------  -----------
                                                         1,426        2,666         2,900       21,654
                                                     ----------  -----------    ----------  -----------
Operating expenses:
   Research and development costs                        2,680        2,409         4,865        4,636
   Costs of products sold                                  970        1,801         2,481        3,440
   Selling, general and administrative expenses          2,751        5,740         5,791        9,609
   Other nonrecurring charges                                -            -             -        9,378
                                                     ----------  -----------    ----------  -----------
                                                         6,401        9,950        13,137       27,063
                                                     ----------  -----------    ----------  -----------

   Loss from operations                                 (4,975)      (7,284)      (10,237)      (5,409)

Interest expense                                          (186)        (154)         (377)        (314)
Interest income                                            540          370         1,194          795
                                                     ----------  -----------    ----------  -----------

Loss before income taxes                                (4,621)      (7,068)       (9,420)      (4,928)
Foreign income tax provision                                 -            -             -       (1,400)
                                                     ----------  -----------    ----------  -----------

Net loss                                              $ (4,621)    $ (7,068)     $ (9,420)    $ (6,328)
                                                     ==========  ===========    ==========  ===========

Loss per common share - basic and diluted              $ (0.26)     $ (0.38)      $ (0.53)     $ (0.34)
                                                     ==========  ===========    ==========  ===========

Weighted average common shares outstanding              17,768       18,581        17,760       18,547
                                                     ==========  ===========    ==========  ===========

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Unaudited; in thousands)
                                                             Six Months Ended
                                                              September 30,
                                                             1997       1998
                                                           ---------- ----------
Cash flows from operating activities:
   Net loss                                                 $ (9,420)  $ (6,328)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                              618        215
      Write-off of license fees                                    -      8,500
      Loss on disposals of property and equipment                  3          -
      Premium received on Chugai Investment                        -     (2,371)
      Changes in operating assets and liabilities:
       Receivables                                               (87)    (9,352)
       Inventories                                              (602)       274
       Prepaid expenses and other assets                         263        140
       Accounts payable and accrued liabilities                  837      2,841
       Deferred contract revenues                                  -     (1,575)
       Compensation accruals                                    (450)      (339)
                                                           ---------- ----------
         Cash used in operating activities                    (8,838)    (7,994)
                                                           ---------- ----------

Cash flows from investing activities:
   Purchases of property and equipment                          (566)      (501)
   Proceeds from sale of property and equipment                    2          -
   Additions to patents and license rights                         -        (50)
   Purchase of license rights from Shionogi                   (2,000)    (2,000)
   Decrease in other assets                                       17         97
   Decrease in marketable securities                          11,250      2,189
                                                           ---------- ----------
          Cash provided by (used in) investing activities      8,703       (266)
                                                           ---------- ----------

Cash flows from financing activities:
   Net proceeds from  sale of Common Stock to Chugai               -      8,300
   Net proceeds from stock options exercised                     281        281
   Principal payments on long-term debt                         (630)      (635)
                                                           ---------- ----------
          Cash provided by (used in) financing activities       (349)     7,946
                                                           ---------- ----------

Decrease in cash and cash equivalents                           (484)      (315)

Cash and cash equivalents, beginning of period                   587      1,064
                                                           ---------- ----------
                                                                 103        749
                                                           ========== ==========

Supplemental cash flow disclosures:

   Interest income received                                  $ 1,285      $ 944
                                                           ========== ==========
   Interest paid                                               $ 374      $ 312
                                                           ========== ==========

NOTES TO FINANCIAL STATEMENTS


(1)   Basis of Presentation-

         These interim Consolidated Financial Statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

         These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of September 30, 1998, and the results of its operations for the six-months ended September 30, 1997 and 1998, and its cash flows for the six-months ended September 30, 1997 and 1998, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.


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

         The complaint alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON(R), the Company's second generation ultrasound contrast agent, and will attempt to prevent its commercialization.

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

         Following Sonus's dismissal as a defendant in the MBI Case, Sonus activated a patent infringement lawsuit (the "Sonus Case") which it had filed in August 1997 against the Company and Mallinckrodt in the United States District Court for the Western District of Washington. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with the Sonus Case until the jurisdictional motions were decided in the MBI Case. Sonus's complaint alleges that the manufacture and sale of OPTISON by the Company and Mallinckrodt infringe two patents owned by Sonus. As in the MBI Case, MBI counterclaimed for a declaration of invalidity and non-infringement with respect to the Sonus patents. These two patents are the same patents for which the Company was seeking a declaration of invalidity in the MBI Case. As discussed below, in conjunction with the reexamination proceedings, the PTO has issued a final rejection of all relevant claims of the patents involved in the Sonus Case and the MBI Case.

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

         In late 1997 and early 1998, the PTO issued office actions in connection with the Company's patent reexamination petitions filed against Sonus, Nycomed and ImaRx. The PTO office actions rejected all relevant claims of these patents based on prior art not previously disclosed to the PTO by Sonus, Nycomed or ImaRx during prosecution of their patent applications. In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. In August 1998, the PTO issued a final rejection of all relevant claims of the Nycomed patent involved in the MBI Case. If the PTO rejections are maintained on any appeal subsequently filed by Sonus or Nycomed, the patents which Sonus and Nycomed are attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON will be invalidated.

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


(3)   Earnings per Share -

         In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarters and six months ended September 30, 1997 and 1998, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive.


(4)   The Chugai Agreement -

         In April, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name) and ORALEX(R), as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an up-front license fee of $14 million in the first quarter of fiscal year 1999.

         With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter.

         Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. This premium was equal to $2.4 million and was recognized as revenue in the first quarter of fiscal year 1999. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20 million based on Chugai's achievement of certain Japanese product development and regulatory goals.

         The accompanying consolidated statements of operations incorporate the impact of the Chugai transaction. Pro forma unaudited consolidated operating results of the Company for the six month period ended September 30, 1998, excluding the impact of the Chugai transaction, are summarized below (in thousands, except per share amounts):

                                                    Results                   Pro forma
                                                   Including    Impact of      Results
                                                    Chugai        Chugai      Excluding
                                                  Transaction  Transaction     Chugai
                                               -----------------------------------------
Revenues                                           $  21,654     $ 16,371      $  5,283
Operating Expenses                                   (27,063)      (9,378)      (17,685)
Interest Income, Net                                     481            -           481
                                               -----------------------------------------
Income (Loss) before income taxes                  $  (4,928)    $  6,993      $(11,921)
Foreign income taxes                                  (1,400)      (1,400)            -
                                               =========================================
Net Income (Loss)                                  $  (6,328)    $  5,593      $(11,921)
                                               =========================================

Net Income (Loss) per share - Basic and Diluted    $   (0.34)    $   0.30      $  (0.64)
Weighted Avg Common Shares Outstanding                18,547       18,547        18,547


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


         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the Company's anticipated results or other expectations. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the expense and uncertain outcome of the litigation described under the caption "Recent Events," including the possibility of injunctive relief to competitors prohibiting the sale of OPTISON(R); a ruling by the Patent and Trademark Office ("PTO") in the pending patent reexamination proceedings favoring competitors' patents; delays or an inability to bring OPTISON to market in Europe as a result of regulatory delays or patent litigation; difficulties and delays with respect to the performance of clinical trials; delays by regulatory authorities in approving additional indications for OPTISON, including the evaluation of myocardial perfusion; manufacturing problems; difficulties and delays with respect to marketing and sales activities; general uncertainties accompanying the development and introduction of new products; and other risk factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission.


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

         Following Sonus's dismissal as a defendant in the MBI Case, Sonus activated a patent infringement lawsuit (the "Sonus Case") which it had filed in August 1997 against the Company and Mallinckrodt in the United States District Court for the Western District of Washington. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with the Sonus Case until the jurisdictional motions were decided in the MBI Case. Sonus's complaint alleges that the manufacture and sale of OPTISON by the Company and Mallinckrodt infringe two patents owned by Sonus. As in the MBI Case, MBI counterclaimed for a declaration of invalidity and non-infringement with respect to the Sonus patents. These two patents are the same patents for which the Company was seeking a declaration of invalidity in the MBI Case. As discussed below, in conjunction with the reexamination proceedings, the PTO has issued a final rejection of all relevant claims of the patents involved in the Sonus Case and the MBI Case.

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

         In late 1997 and early 1998, the PTO issued office actions in connection with the Company's patent reexamination petitions filed against Sonus, Nycomed and ImaRx. The PTO office actions rejected all relevant claims of these patents based on prior art not previously disclosed to the PTO by Sonus, Nycomed or ImaRx during prosecution of their patent applications. In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. In August 1998, the PTO issued a final rejection of all relevant claims of the Nycomed patent involved in the MBI Case. If the PTO rejections are maintained on any appeal subsequently filed by Sonus or Nycomed, the patents which Sonus and Nycomed are attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON will be invalidated.

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


Liquidity and Capital Resources

         At September 30, 1998, the Company had net working capital of $21.7 million compared to $21.1 million at March 31, 1998. Cash, cash equivalents, marketable securities and certificates of deposit were $22.0 million at September 30, 1998 compared to $24.3 million at March 31, 1998. The cash balance at September 30, 1998 does not include $6.4 million of the $22.3 million in up-front payments due from Chugai, which will be received in quarterly installments during the remainder of fiscal year 1999.

         For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, including the proceeds of the public offering in May 1996, up-front license fees received from Chugai, and interest thereon, plus payments under its collaborative agreements with Mallinckrodt and Chugai, will enable the Company to fund its operations for at least the next fifteen months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities.

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


Results of Operations

         Revenues Under Collaborative Agreements. Revenues under collaborative agreements were $1.2 million and $2.5 million for the three-month and six-month periods ended September 30, 1998 compared to $1.3 million and $2.6 million for the same periods in the prior year. These revenues in both years consist of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995.

         Product and Royalty Revenues. Revenues from product sales and royalties were $1.4 million and $2.8 million for the three-month and six-month periods ended September 30, 1998, compared to $100,000 and $300,000 for the same periods in the prior year. Product revenues come from the Company's sales of OPTISON to Mallinckrodt in the case of the quarter ended September 30, 1998 and from the Company's sales of ALBUNEX(R) to Mallinckrodt in the case of the quarter ended September 30, 1997. Product revenues were recognized upon shipment of the product.

         The transfer price for the Company's sales of OPTISON to Mallinckrodt is approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to the Company's Amended and Restated Distribution Agreement ("ARDA"), the average net sales price to end users is calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considers samples a marketing expense and as such the cost of samples is recorded as selling, general and administrative expense.

         The transfer price for the Company's sales of ALBUNEX to Mallinckrodt was determined pursuant to ARDA and was approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product.

         Although Mallinckrodt's sales of OPTISON have improved slightly in each of the past two quarters, the Company anticipates that its sales to Mallinckrodt will be reduced in the near term as Mallinckrodt manages its current inventory of the product. The Company expects that revenues from sales of OPTISON for the quarters ended December 31, 1998, and March 31, 1999, will be lower than revenues from sales of OPTISON for the quarters ended June 30, 1998, and September 30, 1998. To address this issue, the Company is working with Mallinckrodt to increase the awareness of physicians and third party payors about the benefits of OPTISON. The Company's expectation is based on management's current judgment, which may change in the future based on numerous potential events, including unanticipated increases in purchases of OPTISON by end-users. As a result of the Company's reduced expectation for sales of OPTISON, the Company is actively evaluating cost reduction measures. During its fiscal third quarter the Company expects to finalize and to begin implementing its cost reduction measures.

         Royalty revenues are pursuant to a licensing agreement between the Company and Abbott Laboratories.

         Costs of Products Sold. Cost of products sold totaled $1.8 million and $3.4 million for the three-month and six-month periods ended September 30, 1998, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. For the same quarter in the prior year, cost of products sold totaled $1.5 million. The Company anticipates an increase in its gross profit margins as OPTISON sales volume increases. The increase in sales volume will permit fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $5.5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on the market acceptance of OPTISON and are therefore uncertain.

         Research and Development Costs. For the three-month and six-month periods ended September 30, 1998, the Company's research and development costs totaled $2.4 million and $4.6 million, as compared to $2.7 million and $4.9 million for the same periods in fiscal year 1997.

         Selling, General and Administrative Expenses. For the three-month and six-month periods ended September 30, 1998, the Company's selling, general and administrative expenses totaled $5.7 million and $9.6 million, as compared to $2.8 million and $5.8 million for the same periods in fiscal year 1997.
This increase in the current year is primarily due to continuing legal expenses and marketing costs associated with the launch of OPTISON.

         Other Nonrecurring Charges and Foreign Income Taxes. Total operating expenses for the three-month and six-month periods ended September 30, 1998 were $10.0 million and $27.1 million compared to $6.4 million and $13.1 million for the same periods in fiscal year 1998. The increase is primarily due to a non-cash, non-recurring expense of $8.5 million related to the sale to Chugai of territory rights previously reacquired from Shionogi. Additionally, the company paid $1.4 million in foreign taxes related to the Chugai alliance.

         Interest Expense and Interest Income. Interest expense for the three-month and six-month periods ended September 30, 1998 amounted to $154,000 and $314,000, compared to $186,000 and $377,000 for the same periods in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in September 1998.

         The terms of the note payable were renegotiated during the current quarter. Prior to this revision, interest on the note payable was calculated at prime plus 1%, equal to 9.5% in September, 1998, and the note payable was secured by a $3 million pledged certificate of deposit. Effective September 18, 1998, interest on the loan was reduced to prime and the pledged certificate of deposit was released as collateral. The note is payable in monthly installments of principal plus interest over five years.

         Interest income for the three-month and six-month periods ended September 30, 1998 was $370,000 and $795,000 compared to $540,000 and $1.2 million for the same periods in the prior year. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

         Pro forma Results.  See Note 4 in Notes to the Financial Statements for
a  discussion  of  quarterly   results   excluding  the  impact  of  the  Chugai
transaction.


         Year 2000 Readiness. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, which could disrupt operations, including product development, manufacturing, the processing of transactions and other normal business activities. The Year 2000 problem may also create unforeseen risks to the Company from its internal computing systems as well as from computer systems of third parties with which it deals.

         The Company has conducted a comprehensive review of its information technology ("IT") and non information technology ("Non-IT") systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to assess and resolve Year 2000 problems with its IT and Non-IT systems. The plan includes five phases: inventory, assessment, evaluation, implementation and testing. The Company has completed the inventory phase on its IT systems and has identified all IT systems that the Company believes are at risk. The Company is in the process of inventorying its Non-IT systems and expects to have identified all Non-IT systems that are at risk within the next few months.

         The Company has already initiated the assessment phase (in which systems that were inventoried are prioritized) on the IT-Systems and expects to start on the Non-IT systems in the very near future. The Company estimates that the assessment phase for all systems should be complete by January 1999. Immediately following completion of the assessment phase, the Company will begin the evaluation phase which involves testing systems and determining which IT and Non IT systems need to be replaced, repaired or retired. The evaluation phase is expected to take approximately 3 months.

         Once the evaluation phase is complete, the Company will begin the implementation phase and repair/replace all noncompliant systems (both IT and Non-IT), convert data as necessary, and obtain compliance statements. The implementation phase is expected to take three to four months to complete. Finally, the Company will test and validate the repaired noncompliant IT and Non-IT systems for compliance. This final phase of the process should take 3 months and should be complete by October 1999.

         In addition, the Company is in the process of conducting a comprehensive review of its vendors, service providers (including financial institutions and insurance companies), and collaborative partners. Although this assessment is not yet complete, the Company is not currently aware of any material Year 2000 issues with respect to its dealings with such third parties. However, if the Company discovers Year 2000 problems with such third parties' systems, the Company will be unable to control whether its current and future suppliers', service providers' or collaborative partners' systems are Year 2000 compliant. To the extent that such third parties would be hindered by Year 2000 problems, the Company's operations could be materially adversely affected.

         The Company anticipates that its assessment of both internal and third party IT and Non-IT systems will be complete by October 31, 1999. At this time, the Company believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company also expects that the total costs required to fix the Year 2000 problem will be immaterial. To date, the Company has not used, and does not plan to use, any independent verification and validation process to assess the reliability of the Company's risk and cost estimates. Since no significant issues have arisen, the Company does not have a contingency plan to address any material 2000 issues. If significant Year 2000 issues arise, the Company may not be able to timely develop and implement a contingency plan and the Company's operations could be adversely affected.


Prospective Information

         Although Mallinckrodt's sales of OPTISON have improved slightly in each of the past two quarters, the Company anticipates that its sales to Mallinckrodt will be reduced in the near term as Mallinckrodt manages its current inventory of the product. The Company expects that revenues from sales of OPTISON for the quarters ended December 31, 1998, and March 31, 1999, will be lower than revenues from sales of OPTISON for the quarters ended June 30, 1998, and September 30, 1998. To address this issue, the Company is working with Mallinckrodt to increase the awareness of physicians and third party payors about the benefits of OPTISON. The Company's expectation is based on management's current judgment, which may change in the future based on numerous potential events, including unanticipated increases in purchases of OPTISON by end-users. As a result of the Company's reduced expectation for sales of OPTISON, the Company is actively evaluating cost reduction measures. During its fiscal third quarter the Company expects to finalize and to begin implementing its cost reduction measures.


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


Item 2-4 - The Company has nothing to report with respect to these items during the quarter ended September 30, 1998.


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


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits -

          10.1  Severance Agreement between the Company and
                Kenneth J. Widder, M.D., effective as of September 4, 1998.


(b)       Reports on Form 8-K -

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




/s/ Gerard Wills
Gerard A. Wills
Vice President Finance and
Chief Financial Officer


11/3/98
Date