Form 10-Q
period 1998-12-31
MOLECULAR BIOSYSTEMS INC
filed 1999-02-12
CIK 719598

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
(Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998

                                         OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                      ---------------    ---------------

                          Commission file number 001-10546


                             MOLECULAR BIOSYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

        Delaware                                           36-3078632
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

                X Yes                                     No
               ---                                     ---

The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 1, 1999 was 18,580,745 shares.

                        INDEX                                             PAGE
                        -----                                             ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)

   1. Consolidated Balance Sheets                                            3

       March 31, 1998 (audited) and December 31, 1998

   2. Consolidated Statements of Operations                                  4

       Three Months Ended December 31, 1997 and 1998
       Nine Months Ended December 31, 1997 and 1998

   3. Consolidated Statements of Cash Flows                                  5

       Nine Months Ended December 31, 1997 and 1998

   4. Notes to Financial Statements                                          6

   Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations                             9


PART II -OTHER INFORMATION

   Item 1 - Legal Proceedings                                               15

   Item 2 - Changes in Securities                                           15

   Item 3 - Defaults Upon Senior Securities                                 15

   Item 4 - Submission of Matters to a Vote of Securities Holders           15

   Item 5 - Other Information                                               15

   Item 6 - Exhibits and Reports on Form 8-K                                15

       (a) Exhibits
       (b) Reports on Form 8-K

   Signatures                                                               16

                    MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                               (DOLLARS IN THOUSANDS)



                                                                                   DECEMBER 31,
                                                                 MARCH 31,            1998
                                                                   1998            (UNAUDITED)
                                                               ------------        ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                       $   1,064           $     502
  Marketable securities, available-for-sale                          20,274              18,187
  Accounts and notes receivable                                       1,498               6,502
  License rights                                                      8,500                 -
  Inventories                                                         1,902               1,679
  Prepaid expenses and other assets                                     400                 384
                                                               ------------        ------------
       Total current assets                                          33,638              27,254
                                                               ------------        ------------

Property and equipment, at cost:
  Building and improvements                                          14,412              12,366
  Equipment, furniture and fixtures                                   4,364               3,433
  Construction in progress                                              471                 482
                                                               ------------        ------------
                                                                     19,247              16,281
  Less:  Accumulated depreciation and amortization                    7,073               7,022
                                                               ------------        ------------
       Total property and equipment                                  12,174               9,259
                                                               ------------        ------------


Other Assets, Net                                                     5,506               2,088

                                                                  $  51,318           $  38,601
                                                               ------------        ------------
                                                               ------------        ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                  $1,272              $1,272
  Accounts payable and accrued liabilities                            7,498               9,874
  Compensation accruals                                               2,227               2,988
  Deferred revenue                                                    1,575                 -
                                                               ------------        ------------
       Total current liabilities                                     12,572              14,134
                                                               ------------        ------------

Long-term debt, net of current portion                                6,082               5,128

Other noncurrent liabilities                                          1,500                 -

Commitments and contingencies (Note 2)

Stockholders' equity:
  Common Stock, $.01 par value, 40,000,000 shares
    authorized, 17,846,237 and 18,580,745 shares
    issued and outstanding, respectively                                178                 186
  Additional paid-in capital                                        128,145             134,347
  Accumulated deficit                                               (96,729)           (114,927)
  Unrealized gain (loss) on available-for-sale securities               (67)                 96
  Less 40,470 shares of treasury stock, at cost                        (363)               (363)
                                                               ------------        ------------
       Total stockholders' equity                                    31,164              19,339
                                                               ------------        ------------

                                                                  $  51,318           $  38,601
                                                               ------------        ------------
                                                               ------------        ------------



                               See accompanying notes.

                     MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                 (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          DECEMBER 31,                 DECEMBER 31,
                                                       1997         1998            1997          1998
                                                     ----------  ------------    ------------  ------------
Revenues:
   Revenues under collaborative agreements            $  1,250     $   1,500       $   3,845     $   3,998
   Product and royalty revenues                            123           685             428         3,471
   License fees                                              -             -               -        16,371
                                                     ----------  ------------    ------------  ------------
                                                         1,373         2,185           4,273        23,840
                                                     ----------  ------------    ------------  ------------
Operating expenses:
   Research and development costs                        2,939         2,358           7,804         6,995
   Costs of products sold                                1,468         2,668           3,949         6,108
   Selling, general and administrative expenses          3,110         3,092           8,901        12,701
   Other nonrecurring charges                                -         6,120               -        15,498
                                                     ----------  ------------    ------------  ------------
                                                         7,517        14,238          20,654        41,302
                                                     ----------  ------------    ------------  ------------

   Loss from operations                                 (6,144)      (12,053)        (16,381)      (17,462)

Interest expense                                          (176)         (142)           (553)         (456)
Interest income                                            417           325           1,611         1,120
                                                     ----------  ------------    ------------  ------------

Loss before income taxes                                (5,903)      (11,870)        (15,323)      (16,797)
Foreign income tax provision                                 -             -               -        (1,400)
                                                     ----------  ------------    ------------  ------------

Net Loss                                              $ (5,903)    $ (11,870)      $ (15,323)    $ (18,197)
                                                     ----------  ------------    ------------  ------------
                                                     ----------  ------------    ------------  ------------

Loss per common share - basic and diluted             $  (0.33)    $   (0.64)      $   (0.86)    $   (0.98)
                                                     ----------  ------------    ------------  ------------
                                                     ----------  ------------    ------------  ------------

Weighted average common shares outstanding              17,813        18,581          17,778        18,558
                                                     ----------  ------------    ------------  ------------
                                                     ----------  ------------    ------------  ------------


                               See accompanying notes.

                     MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED; IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     1997         1998
                                                                  ------------ ------------
Cash flows from operating activities:
   Net loss                                                       $ (15,323)   $ (18,198)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     903          988
      Disposals/write-downs of property and equipment                     2        2,824
      Write-off of patents and license fees                               -          295
      Write-off of former Shionogi territory license rights               -        8,500
      Premium received on Chugai Investment                               -       (2,371)
      Changes in operating assets and liabilities:
      Receivables                                                      (104)      (5,284)
      Inventories                                                      (404)         223
      Prepaid expenses and other assets                                   3          297
      Accounts payable and accrued liabilities                        2,010        2,876
      Deferred contract revenues                                          -       (1,575)
      Compensation accruals                                            (548)         761
                                                                ------------ ------------

             Cash used in operating activities                      (13,461)     (10,664)
                                                                ------------ ------------

Cash flows from investing activities:
   Purchases of property and equipment                               (1,215)        (846)
   Proceeds from sale of property and equipment                           4            3
   Additions to patents and license rights                              (15)         (30)
   Purchase of license rights from Shionogi                          (2,000)      (2,000)
   Decrease (increase) in other assets                                   26           98
   Decrease (increase) in marketable securities                      15,951        5,250
                                                                ------------ ------------

             Cash provided by (used in) investing activities         12,751        2,475
                                                                ------------ ------------

Cash flows from financing activities:
   Net proceeds from  sale of Common Stock to Chugai                  1,331        8,300
   Net proceeds from stock options exercised                            549          281
   Principal payments on long-term debt                                (946)        (954)
                                                                ------------ ------------

             Cash provided by financing activities                      934        7,627
                                                                ------------ ------------

Decrease in cash and cash equivalents                                   224         (562)

Cash and cash equivalents, beginning of period                          587        1,064
                                                                ------------ ------------

Cash and cash equivalents, end of period                          $     811    $     502
                                                                ------------ ------------
                                                                ------------ ------------

Supplemental cash flow disclosures:

   Interest income received                                       $   1,727    $   1,401
                                                                ------------ ------------
                                                                ------------ ------------

   Interest paid                                                  $     612    $     454
                                                                ------------ ------------
                                                                ------------ ------------




                               See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION-

     These interim Consolidated Financial Statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of December 31, 1998, and the results of its operations for the nine-months ended December 31, 1997 and 1998, and its cash flows for the nine-months ended December 31, 1997 and 1998, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.

(2) COMMITMENTS AND CONTINGENCIES-

     In July, 1997 the Company and its marketing partner, Mallinckrodt Inc. ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc. ("Sonus"), Nycomed Imaging AS ("Nycomed"), ImaRx Pharmaceutical Corp. ("ImaRx") and its marketing partner DuPont Merck and Bracco
- seeking declarations that certain of their ultrasound contrast agent patents are invalid.

     The complaint alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON-Registered Trademark-, the Company's advanced generation ultrasound contrast agent, and will attempt to prevent its commercialization.

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

     In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. In December 1998, the Company received correspondence from the PTO with respect to the two Sonus patents involved in the reexamination proceedings. On the basis of amendments after final rejection, the PTO has indicated that certain claims in Sonus' U.S. Patent No. 5,558,094 ('094) are allowable by the agency. According to the PTO correspondence, none of the original '094 patent claims which Sonus had asserted against MBI will be allowed by the PTO without amendment. The PTO has also indicated that certain claims of Sonus' U.S. Patent 5,573,751 ('751) are allowable by the agency. According to the PTO correspondence, certain of the '751 patent claims which Sonus has asserted against the Company will be allowed in their original form.

     In August 1998, the PTO issued a final rejection of all relevant claims of the Nycomed patent involved in the MBI Case. If the PTO rejection is maintained on any appeal subsequently filed by Nycomed, the patent Nycomed is attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON will be invalidated.

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


(3) IMPACT OF COST REDUCTION MEASURES -

     In the Company's second quarter 10-Q, the Company announced that it anticipated revenues from sales of OPTISON to Mallinckrodt would be reduced in the near term. Although Mallinckrodt's sales of OPTISON to end users continue to grow, the Company continues to expect that its revenues from sales of OPTISON for the quarter ended March 31, 1999 will be lower than revenues from sales of OPTISON for the quarters ended June 30, 1998 and September 30, 1998.

     As a result of the slower than planned ramp up of OPTISON sales, the Company actively evaluated cost reduction measures and, on November 10, 1998, announced the initiation of a multi-phase program to reduce expenses and preserve capital.

     The initial phase affected approximately 40 employees of the Company's 140-person workforce. Subsequent phases will include further reductions of the Company's headcount as a result of the planned out-sourcing of the Company's manufacturing operations.

     The impact of the cost reduction measures on the Company's financial results includes a one-time charge of $7.2 million for the quarter ended December 31, 1998. This charge includes $6.1 million in nonrecurring charges and $1.1 million in cost of sales. The $6.1 million nonrecurring charge includes $3.1 million for the write off of fixed assets, capitalized license fees and capitalized patent costs that will no longer be used by the Company as a result of the planned out-sourcing of manufacturing operations and the discontinuation of certain projects, $2.3 million of severance costs, and approximately $700,000 of technology transfer costs and other costs related to the Company's plan to out-source manufacturing.

     As indicated above, cost of sales for the fiscal third quarter also includes a one-time charge associated with these cost reduction measures. Approximately $1.1 million in inventories, including materials required for the technology transfer, was expensed through cost of sales in the third quarter as a result of the planned out-sourcing of manufacturing.

     Additionally, the Company expects to write off another $2.8 million in fixed assets through accelerated depreciation over the next 12-15 months as the manufacturing process is out-sourced.

(4) EARNINGS PER SHARE -

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS). SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarters and nine months ended December 31, 1997 and 1998, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive.


(5) THE CHUGAI AGREEMENT -

     In April, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name) and ORALEX-Registered Trademark-, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an up-front license fee of $14 million in the first quarter of fiscal year 1999.

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

     The accompanying consolidated statements of operations incorporate the impact of the Chugai transaction. Pro forma unaudited consolidated operating results of the Company for the nine month period ended December 31, 1998, excluding the impact of the Chugai transaction, are summarized below (in thousands, except per share amounts):



                                                         NINE MONTHS ENDED DECEMBER 31, 1998

                                                        Results                      Pro forma
                                                       Including      Impact of       Results
                                                         Chugai         Chugai       Excluding
                                                      Transaction    Transaction       Chugai
                                                     ------------------------------------------
Revenues                                                  23,840         16,371          7,469
Operating Expenses                                       (41,302)        (9,378)       (31,924)
Interest Income, Net                                         664              -            664
                                                     ------------------------------------------
Income (Loss) before income taxes                        (16,798)         6,993        (23,791)
Foreign income taxes                                      (1,400)        (1,400)             -
                                                     ------------------------------------------
Net Income (Loss)                                        (18,198)         5,593        (23,791)
                                                     ------------------------------------------
                                                     ------------------------------------------

Net Income (Loss) per share - Basic and Diluted            (0.98)          0.30          (1.28)
Weighted Avg Common Shares Outstanding                    18,558         18,547         18,547


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

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the Company's anticipated results or other expectations. The risks and uncertainties that may affect the operations, performance and results of the Company's business include the expense and uncertain outcome of the litigation described under the caption "Recent Events," including the possibility of injunctive relief to competitors prohibiting the sale of OPTISON-Registered Trademark-; a ruling by the Patent and Trademark Office ("PTO") in the pending patent reexamination proceedings favoring competitors' patents; delays or an inability to continue marketing OPTISON in Europe as a result of regulatory delays or patent litigation; the failure of OPTISON to achieve broad market acceptance; difficulties and delays with respect to marketing and sales activities, including the failure of physicians and third party payors to adopt OPTISON as a standard of care; the failure to successfully complete pivotal clinical trials; delays by regulatory authorities in approving additional indications for OPTISON, including the evaluation of myocardial perfusion; manufacturing problems; the Company's future capital needs; the development of competitive products by others; general uncertainties accompanying the development and introduction of new products; and other risk factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission.

RECENT EVENTS

     During the current quarter, the Company actively evaluated cost reduction measures and, on November 10, 1998, announced the initiation of a multi-phase program to reduce expenses and preserve capital. See "Other Nonrecurring charges and Foreign Income Taxes" for a more complete discussion of this event.

     In July, 1997 the Company and its marketing partner, Mallinckrodt Inc. ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors - Sonus Pharmaceuticals, Inc. ("Sonus"), Nycomed Imaging AS ("Nycomed"), ImaRx Pharmaceutical Corp. ("ImaRx") and its marketing partner DuPont Merck and Bracco
- seeking declarations that certain of their ultrasound contrast agent patents are invalid.

     The complaint alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON, the Company's advanced generation ultrasound contrast agent, and will attempt to prevent its commercialization.

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

     In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. In December 1998, the Company received correspondence from the PTO with respect to the two Sonus patents involved in the reexamination proceedings. On the basis of amendments after final rejection, the PTO has indicated that certain claims in Sonus' U.S. Patent No. 5,558,094 ('094) are allowable by the agency. According to the PTO correspondence, none of the original '094 patent claims which Sonus had asserted against MBI will be allowed by the PTO without amendment. The PTO has also indicated that certain claims of Sonus' U.S. Patent 5,573,751 ('751) are allowable by the agency. According to the PTO correspondence, certain of the '751 patent claims which Sonus has asserted against the Company will be allowed in their original form.

     In August 1998, the PTO issued a final rejection of all relevant claims of the Nycomed patent involved in the MBI Case. If the PTO rejection is maintained on any appeal subsequently filed by Nycomed, the patent Nycomed is attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON will be invalidated.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had net working capital of $13.1 million compared to $21.1 million at March 31, 1998. Cash, cash equivalents, marketable securities and certificates of deposit were $18.7 million at December 31, 1998 compared to $24.3 million at March 31, 1998. The cash balance at December 31, 1998 does not include $4.7 million of payments due from the Company's partners by March 31, 1999.

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

RESULTS OF OPERATIONS

     REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements were $1.5 million and $4.0 million for the three-month and nine-month periods ended December 31, 1998 compared to $1.3 million and $3.9 million for the same periods in the prior year. These revenues in both years consist of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Company's amended agreement with Mallinckrodt which the Company entered into in September 1995.

     PRODUCT AND ROYALTY REVENUES. Revenues from product sales and royalties were $700,000 and $3.5 million for the three-month and nine-month periods ended December 31, 1998, compared to $100,000 and $400,000 for the same periods in the prior year. Product revenues come primarily from the Company's sales of OPTISON to Mallinckrodt in the case of the three-month and nine-month periods ended December 31, 1998 and from the Company's sales of ALBUNEX-Registered Trademark-to Mallinckrodt in the case of the three-month and nine-month periods ended December 31, 1997. Product revenues were recognized upon shipment of the product.

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

     In the Company's second quarter 10-Q, the Company announced that it anticipated revenues from sales of OPTISON to Mallinckrodt would be reduced in the near term. Although Mallinckrodt's sales of OPTISON to end users continue to grow, the Company continues to expect that its revenues from sales of OPTISON for the quarter ended March 31, 1999 will be lower than revenues from sales of OPTISON for the quarters ended June 30, 1998 and September 30, 1998 as
Mallinckrodt manages its current inventory of the product.   Mallinckrodt
expects its efforts in medical education and reimbursement to continue to increase end user sales.

     As a result of the slower than planned ramp up of OPTISON sales, the Company actively evaluated cost reduction measures and, on November 10, 1998, announced the initiation of a multi-phase program to reduce expenses and
preserve capital.   The impact of these cost reduction measures on the Company's financial results for the three-month and nine-month periods ended December 31, 1998 are discussed in the following section titled "Other Nonrecurring Charges and Foreign Income Taxes".

     Royalty revenues are pursuant to a licensing agreement between the Company and Abbott Laboratories.

     COSTS OF PRODUCTS SOLD. Cost of products sold totaled $2.7 million and $6.1 million for the three-month and nine-month periods ended December 31, 1998, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production are insufficient to cover the Company's fixed manufacturing overhead expenses. The Company anticipates an increase in its gross profit margins as OPTISON sales volume increases. The increase in sales volume will permit fixed costs included in manufacturing overhead to be allocated over a larger number of vials produced. Manufacturing fixed costs are currently running at an annual rate of approximately $4.5 million. The amount of any increase in the Company's margins and the time required by the Company to achieve higher margins are highly dependent on the market acceptance of OPTISON and are therefore uncertain.

     For the same quarter in the prior year, cost of products sold totaled $1.5 million compared to $2.7 million in the current quarter. The increase over the same quarter in the prior year is primarily due to $1.1 million in inventories, including materials required for the technology transfer, which were expensed through cost of sales in the current quarter as a result of the planned out-sourcing of manufacturing. (See "Other Nonrecurring Charges and Foreign Income Taxes" Section below.)


     RESEARCH AND DEVELOPMENT COSTS. For the three-month and nine-month periods ended December 31, 1998, the Company's research and development costs totaled $2.4 million and $7.0 million, as compared to $2.9 million and $7.8 million for the same periods in the previous year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.     For the three-month and
nine-month periods ended December 31, 1998, the Company's selling, general and administrative expenses totaled $3.1 million and $12.7 million, as compared to $3.1 million and $8.9 million for the same periods in the previous year. The increase in the nine-month period ended December 31, 1998 over the same period in the previous year is primarily due to continuing legal expenses and marketing costs associated with the launch of OPTISON.

     OTHER NONRECURRING CHARGES AND FOREIGN INCOME TAXES. Total operating expenses for the three-month and nine-month periods ended December 31, 1998 were $14.2 million and $41.3 million compared to $7.5 million and $20.7 million for the same periods in the previous year.

     The increase for the three-month period ended December 31, 1998 over the same quarter in the previous year is due to the impact of the cost reduction measures on the Company's financial results for the current quarter, which include a one-time charge of $7.2 million. This charge includes $6.1 million in nonrecurring charges and $1.1 million in cost of sales. The $6.1 million nonrecurring charge includes $3.1 million for the write off of fixed assets, capitalized license fees and capitalized patent costs that will no longer be used by the Company as a result of the planned out-sourcing of manufacturing operations and the discontinuation of certain projects, $2.3 million of severance costs, and approximately $700,000 of technology transfer costs and other costs related to the Company's plan to out-source manufacturing. Of this $6.1 million nonrecurring charge, $3.0 million will require cash outflows.

     As indicated above, cost of sales for the fiscal third quarter also includes a one-time charge associated with these cost reduction measures. Approximately $1.1 million in inventories, including materials required for the technology transfer, was expensed through cost of sales in the third quarter as a result of the planned out-sourcing of manufacturing. Of this $1.1 million, $500,000 will require cash outflows.

     The increase for the nine month period ended December 31, 1998 over the same period in the previous year is due to the impact of the cost reduction measures discussed in the previous paragraphs and also a non-cash, non-recurring expense of $8.5 million related to the sale to Chugai of territory rights previously reacquired from Shionogi & Co, Ltd. Additionally, the Company paid $1.4 million in foreign taxes related to the Chugai alliance.

     INTEREST EXPENSE AND INTEREST INCOME.     Interest expense for the
three-month and nine-month periods ended December 31, 1998 amounted to $142,000 and $456,000, compared to $176,000 and $553,000 for the same periods in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in December 1998.

     The terms of the note payable were renegotiated during the quarter ended September 30, 1998. Prior to this revision, interest on the note payable was calculated at prime plus 1%, equal to 9.5% in September, 1998, and the note payable was secured by a $3 million pledged certificate of deposit. Effective September 18, 1998, interest on the loan was reduced to prime and the pledged certificate of deposit was released as collateral. The note is payable in monthly installments of principal plus interest over five years.

     Interest income for the three-month and nine-month periods ended December 31, 1998 was $325,000 and $1.1 million compared to $417,000 and $1.6 million for the same periods in the prior year. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

     PRO FORMA RESULTS. See Note 5 in Notes to the Financial Statements for a discussion of quarterly results excluding the impact of the Chugai transaction.

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

     The Company has already initiated the assessment phase (in which systems that were inventoried are prioritized) on the IT-Systems and expects to start on the Non-IT systems in the very near future. The Company estimates that the assessment phase for all systems should be complete by March 1999. Immediately following completion of the assessment phase, the Company will begin the evaluation phase which involves testing systems and determining which IT and Non IT systems need to be replaced, repaired or retired. The evaluation phase is expected to take approximately 3 months.

     Once the evaluation phase is complete, the Company will begin the implementation phase and repair/replace all noncompliant systems (both IT and Non-IT), convert data as necessary, and obtain compliance statements. The implementation phase is expected to take three months to complete. Finally, the Company will test and validate the repaired noncompliant IT and Non-IT systems for compliance. This final phase of the process should take 1-2 months and should be complete by November 1999.

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

     The Company anticipates that its assessment of both internal and third party IT and Non-IT systems will be complete by October 31, 1999. At this time, the Company believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company also expects that the total costs required to fix the Year 2000 problem will be immaterial. To date, the Company has not used, and does not plan to use, any independent verification and validation process to assess the reliability of the Company's risk and cost estimates. Since no significant issues have arisen, the Company does not have a contingency plan to address any material Year 2000 issues. If significant Year 2000 issues arise, the Company may not be able to timely develop and implement a contingency plan and the Company's operations could be adversely affected.

PROSPECTIVE INFORMATION

     In the Company's second quarter 10-Q, the Company announced that revenues from sales of OPTISON to Mallinckrodt would be reduced in the near term. Although Mallinckrodt's sales of OPTISON to end users continue to grow, the Company continues to expect that its revenues from sales of OPTISON for the quarter ended March 31, 1999 will be lower than revenues from sales of OPTISON for the quarters ended June 30, 1998 and September 30, 1998 as Mallinckrodt
manages its current inventory of the product.   Mallinckrodt expects its efforts
in medical education and reimbursement to continue to increase end user sales.

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

Item 2-4 - The Company has nothing to report with respect to these items during the quarter ended December 31, 1998.

Item 5 - OTHER INFORMATION

     Dates for Submission of Stockholder Proposals:

     Any stockholder of the Company who wishes to present a proposal to be considered at the 1999 Annual Meeting of Stockholders and who, pursuant to Rule 14a-8 of the Securities and Exchange Commission, wishes to have the proposal included in the Company's proxy statement and form of proxy for that meeting, must submit the proposal in writing to the Company at 10030 Barnes Canyon Road, San Diego, California 92121, so that it is received by February 16, 1999.

     Any stockholder of the Company who wishes to present a proposal to be considered at the 1999 Annual Meeting of Stockholders, but to do so outside of the processes of Rule 14a-8, must submit the proposal in writing to the Company at 10030 Barnes Canyon Road, San Diego, California 92121, so that it is received by April 30, 1999.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

     10.1 *** Agreement between the Company and Mallinckrodt,
          Inc., effective as of November 13, 1998.

(b) Reports on Form 8-K -

     No reports on Form 8-K have been filed during the quarter for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLECULAR BIOSYSTEMS, INC.




   /s/ ELIZABETH L. HOUGEN
------------------------------------------
Elizabeth L. Hougen
Executive Director, Finance and Chief Financial Officer

    2/8/99
--------------------------
Date