Form 10-K
period 1999-03-31
MOLECULAR BIOSYSTEMS INC
filed 1999-06-29
CIK 719598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)

         [X]     Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1999

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

       Registrant's telephone number, including area code: (619) 812-7200

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
  Common Stock, $.01 par value                 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant was $42,706,156 as of June 15, 1999 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported on the New York Stock Exchange).

         There were 18,733,745 shares outstanding of the registrant's Common Stock as of June 15, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Items 10, 11, 12 and 13 of this Report is incorporated by reference to the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held August 27, 1999. Certain exhibits filed with the registrant's prior registration statements and period reports under the Securities Exchange Act of 1939 are incorporated herein by reference into Part IV of this report.

                                    PART I

ITEM 1.           BUSINESS

    THE TEXT OF THIS FORM 10-K, INCLUDING THIS BUSINESS SECTION, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REPORT EVENTS ON CIRCUMSTANCES ARISING AFTER THE DATE OF THIS ANNUAL REPORT. IN ADDITION TO RISKS AND UNCERTAINTIES SPECIFICALLY IDENTIFIED IN THESE SECTIONS, FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FAILURE OF OPTISON TO GAIN WIDE MARKET ACCEPTANCE, THE FAILURE OF OPTISON TO GAIN FDA APPROVAL FOR NEW INDICATIONS, ADVERSE RESULTS IN THE COMPANY'S ONGOING PATENT LAWSUITS, THE FAILURE OF THE COMPANY AND MALLINCKRODT TO CONCLUDE THEIR AGREEMENT RELATING TO THE TRANSFER OF OPTISON MANUFACTURING RESPONSIBILITY TO MALLINCKRODT, AND OTHER FACTORS IDENTIFIED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND PRESS RELEASES.

GENERAL

    Molecular Biosystems, Inc. ("MBI" or the "Company") is a leader in the development, manufacture and sale of ultrasound contrast imaging agents. These contrast agents are used primarily to improve the real-time images ("moving pictures") of organs and body structures, especially the heart, obtained through ultrasound examinations. MBI's products are designed to increase the diagnostic usefulness of ultrasound examinations through enhanced visualization of structures and vasculature, and to reduce the need for other diagnostic procedures that may be more expensive, time-consuming or invasive. MBI is the first and only company to obtain marketing approval from the United States Food and Drug Administration ("FDA") for ultrasound contrast agents, having gained approvals for ALBUNEX-Registered Trademark- in 1994 and for OPTISON-Registered Trademark- (the Company's second-generation agent) in 1997. OPTISON, a significant improvement over ALBUNEX in terms of efficacy, is used to detect heart disease by assessing blood flow within the heart chambers and by identifying the location of the chamber borders and the movement of the chamber walls ("cardiac function"). OPTISON is the only advanced generation cardiac ultrasound imaging agent commercially available in the United States and Europe.

    To increase the potential applications of OPTISON, MBI has conducted Phase 2 clinical trials to evaluate the product's efficacy in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion"). The multiple Phase 2 trials include use of OPTISON in the emergency room for patients with chest pain, and in various forms of stress echocardiography. Results using OPTISON in each of these applications suggest a close agreement with nuclear imaging for the detection of ischemia ("reduced blood supply") by wall motion and perfusion. Furthermore, the results indicate that use of OPTISON could help to "rescue" a large proportion of uninterpretable non-contrast studies, thereby reducing the need for additional, more expensive and time-consuming testing. The Company believes the information regarding perfusion will enable cardiologists to diagnose heart attacks and coronary artery disease more accurately and safely than is currently feasible. MBI is also conducting Phase 2 clinical studies using OPTISON to detect abnormalities in other organs, such as the liver.

    Ultrasound imaging is a widely-used and cost-effective technique to examine soft tissues, internal body organs and blood flow. Ultrasound systems use low-power, high-frequency sound waves that are reflected by tissues and fluids to produce real-time images. It is estimated that over 63 million ultrasound imaging procedures are performed in the United States each year, of which approximately 15 million procedures are used to examine the heart ("echocardiograms"). Unlike other imaging modalities, such as magnetic resonance imaging, computed tomography and nuclear imaging, ultrasound imaging procedures could not be performed with contrast agents to enhance images until the approval of ALBUNEX and the subsequent approval of OPTISON. Non-contrast ultrasound, while very good in delineating anatomy, often results in poor image quality and is unable to demonstrate actual blood flow within organ tissue.

    MBI's ultrasound contrast agents are designed to enhance existing ultrasound procedures by improving their ability to image blood flow and by providing clearer images of body structures and organs. OPTISON and ALBUNEX consist of human albumin microspheres made using MBI's patented process. The microspheres are injected intravenously into the bloodstream and transported to the heart and other organs. Because the microspheres are highly reflective to the ultrasound beam, organs and structures containing blood will appear more brightly and clearly than they would in the absence of the contrast agent. Albumin is a protein naturally found in human blood and has been used for many years as a blood expander. Both ALBUNEX, which was first marketed in Japan in October 1993, and OPTISON, which has been marketed in the

United States since January 1998, have a strong safety profile as demonstrated in over 80,000 patients with no unexpected adverse events.

    OPTISON permits cardiologists to see blood flow in the chambers of the heart and the motion of the heart muscle using ultrasound. Cardiologists are particularly interested in viewing the left ventricle, the chamber of the heart which pumps oxygenated blood arriving from the lungs to all other parts of the body. In approximately 15-20% of patients undergoing an echocardiogram, the wall of the left ventricle (the "endocardial border") cannot be detected or its location appears ambiguous on the ultrasound image depending on the physical and disease condition of the patient. When OPTISON enters the left ventricle, however, the endocardial border can be visualized because of the reflectivity of the OPTISON microspheres in the blood. When the endocardial border is visible, cardiologists can observe its motion and thus are able to interpret cardiac function, which is critical in diagnosing cardiac disease, including damage from a heart attack.

    In addition to other indications, OPTISON is designed to permit cardiologists to evaluate myocardial perfusion. Unlike ALBUNEX, which is air-filled, OPTISON microspheres contain an insoluble gas, octafluoropropane. Because of their composition, the contrast effect from OPTISON microspheres lasts up to 5 minutes, as opposed to 35-40 seconds with ALBUNEX microspheres. The Company believes that if its clinical trials for myocardial perfusion are successful, OPTISON will provide important diagnostic benefits, including detecting areas of the heart muscle compromised due to coronary artery stenosis as well as detecting the lack of blood flow in the heart muscle resulting from a complete occlusion of a coronary artery (heart attack). The Company believes that OPTISON may have much greater market potential than ALBUNEX because of the greater diagnostic importance of the indications for which it may be suitable (such as myocardial perfusion) when used in conjunction with new ultrasound imaging modalities.

    In June 1998, the Company announced that results from Phase 2 myocardial perfusion clinical trials for OPTISON indicate that it may be a useful contrast agent for the evaluation of myocardial perfusion. The Company believes that the use of OPTISON in routine diagnostic as well as emergency room procedures may significantly reduce the overall cost of patient care by substituting ultrasound for more expensive diagnostic methods, such as nuclear imaging, and by enabling more accurate screening of patients to determine whether follow-up diagnostic or surgical procedures are required. In March 1996, the Company announced that preliminary analysis of Phase 2 myocardial perfusion results indicated a 92% agreement between diagnoses of patients with known or suspected heart disease made using dipyridamole-stress nuclear imaging, the current perfusion "gold standard," and dipyridamole-stress harmonic ultrasound imaging using OPTISON.

    In the area of computed tomography imaging ("CT"), MBI is developing a novel contrast agent, MB-840, which employs iodinated triglycerides ("ITG") to target hepatocytes (liver cells), thereby providing a site-specific contrast agent for CT. Current CT imaging is not effective in identifying the very early stages of liver cancer even with the use of traditional iodinated x-ray contrast agents. The Company believes that MB-840 may make possible consistent early identification of liver cancer by CT. At present, the Company is currently conducting pre-clinical trials for MB-840.

    MBI is collaborating with Mallinckrodt, Inc. ("Mallinckrodt") to develop and commercialize OPTISON in all territories of the world with the exception of Japan, Taiwan and South Korea. Mallinckrodt is one of the world leaders in the marketing of contrast imaging agents, with 1998 imaging agent sales of approximately $760 million. MBI's relationship with Mallinckrodt began in 1988 with the execution of a distribution agreement for ALBUNEX in North and South America and a related investment agreement pursuant to which Mallinckrodt paid the Company approximately $30 million.

    The Company and Mallinckrodt expanded their original agreement in September 1995 when the parties entered into an Amended and Restated Distribution Agreement ("ARDA"). ARDA expanded the geographic scope and extended the duration of Mallinckrodt's exclusive marketing rights. Mallinckrodt at that time also made a $13.0 million equity investment in MBI and committed $20.0 million to the clinical development of OPTISON and related projects. MBI has received $3.0 million and may receive up to an additional $9.5 million upon meeting certain territorial and product development milestones. There can be no assurances, however, that future milestones will be met.

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

    Under ARDA, the Company is responsible for manufacturing all licensed products for sale to Mallinckrodt at a price generally equal to 40% of Mallinckrodt's quarterly average selling price to end users. The Company is also responsible for conducting clinical trials and securing regulatory approvals of the licensed products in the United States for cardiac indications. Mallinckrodt is responsible for conducting clinical trials and securing approvals of the licensed products in the United States for non-cardiac indications ("Radiology") and is responsible for conducting all clinical trials and securing approvals in the other countries in Mallinckrodt's territory.

    In April 1999, the Company and Mallinckrodt Inc. agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties agreement will be incorporated into an amendment to ARDA. In addition to the transfer of manufacturing, the amended agreement will extend Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the amended agreement, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer and, in exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

    In April 1998, the Company and Chugai entered into a strategic alliance to develop and commercialize OPTISON and ORALEX in Japan, Taiwan and South Korea. (Chugai may market OPTISON under a name other than "OPTISON." In the Chugai agreement, OPTISON is referred to as "FS069," MBI's developmental name for OPTISON.) In exchange for granting to Chugai a royalty-based license to market these products in the named countries, MBI received an upfront license fee from Chugai of $14.0 million. In addition, Chugai made an equity investment in MBI common stock of $8.3 million at a premium of 40% over the then-prevailing market price. MBI is eligible to receive milestone payments of up to $20.0 million based on the achievement of certain product development goals in the territory and will receive royalties from Chugai from the sale of commercialized products in the territory.

BUSINESS STRATEGY

    The Company's objective is to remain a leader in the development and commercialization of innovative contrast imaging agents. MBI intends to achieve this objective by implementing the following key strategies.

    DEVELOP OPTISON FOR MULTIPLE INDICATIONS. MBI's primary clinical developmental objective is to gain additional regulatory approvals in the United States and abroad for OPTISON for the diagnosis of multiple cardiac indications, such as cardiac function and myocardial perfusion. Thereafter, the Company intends to expand the application of OPTISON by seeking approval for non-cardiac (radiology) indications. The Company believes that the extensive knowledge that it and Mallinckrodt have gained through the marketing of ALBUNEX regarding the requirements of the medical and third-party payor communities will assist in the commercialization of OPTISON.

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

    NEW PRODUCT DEVELOPMENT. The Company has established significant clinical, regulatory and manufacturing expertise in the development of OPTISON and ALBUNEX. The Company intends to leverage this expertise for the development of new, proprietary imaging products such as ORALEX, MB-840, and other products.

INDUSTRY BACKGROUND

NON-ULTRASOUND IMAGING TECHNIQUES

    Since the discovery of x-rays, medical imaging has been used extensively to diagnose and guide the treatment of diseases and injuries to internal organs. Medical imaging can be used to identify high-risk patients, make initial diagnoses, confirm diagnoses based on other information, formulate treatment plans, and evaluate the effectiveness of treatment and detect the recurrence of a medical problem. Generally, imaging improves patient care and lowers health care costs by enabling the detection of disease or abnormal structures not apparent by routine physical examination.

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

    COMPUTED TOMOGRAPHY ("CT"). CT employs x-rays aimed into the body from several different angles to create a computerized static "snapshot" image of soft tissue and bones. CT is used extensively to image the head and neck for injury and disease, and is also used to detect liver cancer and other hepatobiliary diseases. CT may employ injectable contrast agents which absorb x-rays and thereby enhance structural imaging. According to published reports, approximately 23 million CT examinations are performed annually in the United States, approximately 44% of which employed a contrast agent. While CT is effective in revealing anatomic detail, it is expensive, does not generally provide real-time images or permit the assessment of blood flow, and exposes patients to radiation. CT is rarely used to image the heart.

    CONVENTIONAL X-RAY. Familiar procedures such as chest x-rays and mammograms use x-rays aimed from only a single angle and do not require computer reconstruction to create an image. According to published reports, more than 5 million abdominal x-rays performed annually in the United States employed barium as a contrast agent to examine the gastrointestinal system. Conventional x-ray is not used to assess heart function.

    MAGNETIC RESONANCE IMAGING ("MRI"). MRI creates an image by exposing the body to a radio frequency pulse to which the body's hydrogen atoms respond in a way detectable by the MRI equipment. This information is analyzed by computer and a cross-sectional image is produced. MRI is used primarily to image soft tissues in order to detect tumors, lesions, and injuries. An accurate image is produced, but as with CT, the images are not real-time. In addition, MRI does not generally provide information on blood flow or perfusion of blood into organs and tissues, and has not yet been accepted as a primary diagnostic for imaging of the heart. According to published reports, more than 9 million MRI procedures are performed annually in the United States, approximately 29% of which use a contrast imaging agent.

    NUCLEAR IMAGING. Nuclear imaging requires the injection of radioactive substances into the body. The radiation is detected by a special camera and analyzed by computer, resulting in a static image that does not depict blood flow in real time. Great care is required in the handling and disposal of radioactive contrast agents. Nuclear imaging is used primarily to detect cardiovascular disease, malignancies and soft-tissue tumors and is typically preceded by a stress echocardiogram exam. Nuclear imaging is also the current "gold standard" used to detect myocardial perfusion. According to published reports, nearly 13 million nuclear imaging procedures are performed annually in the United States, approximately 5 million of which are cardiac perfusion studies.

    X-RAY ANGIOGRAPHY. Angiography is used to visualize real-time blood flow in the body's vasculature in order to determine the presence of blockages or occlusions in the vessels leading to the heart prior to performing bypass surgery or balloon angioplasty. A catheter is inserted into a vessel or directly into the heart chamber and a contrast agent that is visible using special x-ray detection equipment is injected. This procedure requires a specially-equipped laboratory. It is effective in locating blockages and occlusions, but it is expensive, invasive, and exposes the patient to x-ray radiation. According to published reports, approximately 1.3 million interventional angiographic examinations and approximately 3 million cardiac catheterization procedures are performed annually in the United States.

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

         - REAL-TIME IMAGES. Unlike the other imaging modalities (with the exception of x-ray angiography and, to a less frequent extent,
              CT), ultrasound creates a "moving picture" of the targeted organ. The organ under study may be safely examined over any period of time selected by the physician. This feature is especially important in heart examinations, where the dynamics of the beating heart are of diagnostic importance to the cardiologist.

         - LARGE INSTALLED BASE. There is a large installed base of ultrasound machines throughout the world. According to published reports, there are more than 70,000 machines installed in the United States. Several large manufacturers such as Hewlett-Packard, ATL, Acuson, General Electric and Toshiba compete in the ultrasound hardware market.

         - PRICE. Ultrasound is a relatively inexpensive procedure. According to a recent published article on diagnostic costs, an average cost of a cardiac perfusion nuclear exam is $670, a cardiac catherization is $2,048 and an echocardiogram is $319.

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

PRODUCTS AND MARKETS

OPTISON AND ALBUNEX MICROSPHERE TECHNOLOGY

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

    OPTISON, which uses a 1% albumin solution (in saline), has exhibited a safety profile in clinical studies equivalent to that of ALBUNEX. ALBUNEX consists of a 5% albumin solution in which the air-filled microspheres are suspended.

Human albumin is a protein extracted from blood and has been used as a blood expander for many years. Both ALBUNEX, which was first marketed in Japan in October 1993, and OPTISON, which has been marketed in the United States since January 1998, have a strong safety profile as demonstrated in over 80,000 patients with no unexpected adverse events.

ALBUNEX

    ALBUNEX the first ultrasound contrast imaging agent to be approved by the FDA. The FDA approved ALBUNEX for marketing in the United States in August 1994 to assess cardiac function. It has also been approved in Japan and Europe. The Company believes that OPTISON has replaced ALBUNEX in the market because of OPTISON's superior performance characteristics.

OPTISON

    OPTISON was the first perfluorocarbon based agent to have been approved for sale in the United States by the FDA. The Company received FDA approval for OPTISON in December 1997. In May 1998, OPTISON became the first perfluorocarbon based agent to receive final marketing authorization by the European Agency for the Evaluation of Medicinal Products for use in patients with suspected or known cardiovascular disease. OPTISON consists of octafluoropropane-filled albumin microspheres of approximately the same size and concentration as ALBUNEX. Because octafluoropropane is insoluble in blood, the microspheres in OPTISON have greater durability and remain intact in the bloodstream for over 5 minutes, versus 35 to 40 seconds for ALBUNEX. This greater durability permits more of the microspheres to pass from the right side of the heart, through the microvasculature of the lungs, and into the left side of the heart. As a result, OPTISON is superior to ALBUNEX in its ability to enhance endocardial border delineation and regional wall motion using ultrasound. More importantly, the durability of the OPTISON microspheres enable them to circulate into the heart muscle and may permit the assessment of myocardial perfusion using ultrasound.

    CARDIAC FUNCTION. Clinical studies have demonstrated that OPTISON is effective in visualizing blood flow in the chambers of the heart, including the delineation of endocardial borders and the assessment of regional wall motion. In 15-20% of the echocardiograms performed annually in the United States, the location of the wall of the left ventricle, or "endocardial border," cannot be satisfactorily visualized or its location appears ambiguous. Clinical studies demonstrated a high success rate for this indication in cases of suboptimal chamber wall imaging in both stressed and non-stressed patients. When sufficient numbers of OPTISON microspheres reach the left ventricle, the acoustical reflectivity of OPTISON in the chamber permits the endocardial border to be seen by defining the walls of the chamber, or "endocardial border delineation." This delineation in turn permits visualization of the movement of the walls of the chamber as the heart beats, or "regional wall motion." Information regarding endocardial border delineation and regional wall motion are important for diagnostic purposes. If the chamber walls appear thicker than normal or are not moving normally, it is a potential indicator that the surrounding heart muscle is not receiving sufficient blood or is abnormal in some other way, which, in turn, may indicate an infarction (heart attack), stenosis (partial blockage of an artery) or other abnormal condition. OPTISON has demonstrated efficacy at a much lower dose than ALBUNEX requires, with an equivalent safety profile.

    MYOCARDIAL PERFUSION. Clinical studies indicate that the longer circulation time of the octafluoropropane-filled microspheres in OPTISON may allow a physician to assess myocardial perfusion using ultrasound. The Company conducted a Phase 1 safety study which demonstrated a safe dosing range of many times the expected efficacious dose and also showed myocardial perfusion in healthy patients using a dose as low as 0.5 cc. Analysis of Phase 2 results indicated a 92% agreemeny between diagnoses of patients with known or suspected heart disease made using dipyridamole-stress nuclear imaging, the current perfusion "gold standard," and dipyridamole-stress harmonic ultrasound imaging using OPTISON. In June 1998, the Company announced that results from Phase 2 myocardial perfusion clinical trials for OPTISON indicate that it may be a useful contrast agent for the evaluation of myocardial perfusion. The Company will design future Phase 3 studies to evaluate, among other things, myocardial perfusion in cardiac patients using ultrasound at both fundamental and harmonic frequencies.

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

    Commercialization of OPTISON for myocardial perfusion may require the conversion of present ultrasound equipment to harmonic imaging frequencies. Although the Company is aware of the development of commercial harmonic modules for attachment to existing ultrasound machines as well as efforts to develop new harmonic imaging machinery by several hardware manufacturers, there can be no assurance that any of these current efforts will be successfully commercialized. See "Industry Background - Ultrasound Imaging."

    RADIOLOGY INDICATIONS. The stability of the OPTISON microspheres renders the product potentially suitable for a much greater range of indications than ALBUNEX. In preclinical studies, OPTISON has been shown to perfuse the liver, which may permit the detection of tumors and lesions using ultrasound. Preliminary animal studies have shown OPTISON is able to perfuse the kidneys, ovaries, prostate, testes and peripheral intracranial vessels. The Company plans clinical studies to evaluate the use of OPTISON in the detection of liver pathology relative to the current imaging "gold standard" for analyzing liver pathology.

    OPTISON enjoys several other potential advantages. In clinical studies, OPTISON has achieved greater efficacy at a fraction of the dose of ALBUNEX required for the assessment of cardiac function. The Company expects that this low dosage will make OPTISON attractive to the patient as well as the doctor. In addition, OPTISON uses a 1% albumin solution, compared to a 5% albumin solution required for ALBUNEX. The lower dose required and the lesser amount of albumin used may lower the per-unit manufacturing cost and may allow for the production of more doses of OPTISON than ALBUNEX using equivalent manufacturing capacity.

MB-840

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

     In 1996, approximately 40% of the 7.25 million CT procedures performed in the US were specific for the abdomen and liver. The evaluation of abdominal pain, primary or metastatic cancer and undefined mass or cyst detection were the most commonly ordered procedures in the multi-billion dollar iodinated contrast market. The Company anticipates that CT imaging with contrast will not only become routine for existing applications but will also create entirely new markets for CT procedures.

     Potential applications of MB-840 include the assessment of gallbladder disorders, liver transplant efficacy, hepatobiliary duct patency, disease-induced hepatic dysfunction associated with diabetes, alcoholism, cirrhosis, fibrosis, and hepatitis hepatobiliary disorders such as cholecystitis, biliary obstruction, hepatobiliary tumors and choledocolithiasis. Even if the enhancement profiles of the ITG contrasts prove to be only as good as those of water-soluble contrast media, the ITG formulations will still bring advantages to the marketplace because of ease of use (administered manually at slow injection rates), reduced dose, lower osmolarity, minimal renal elimination, and positive impact on patient throughput.

     Competition to MB-840 comes from three primary sources: 1) commercially available iodinated contrast media; 2) iodinated lipids, emulsions, and lipophilic derivatives of water-soluble compounds currently under development; and 3) liver-specific agents designed for use in magnetic resonance imaging (MRI) or other imaging modalities. A benefit of using CT imaging with ITG contrast is the localization of the contrast agent to a target tissue which reduces systemic toxicity, lowers the doses required for effective enhancement and maximizes diagnostic efficiency in the target organ. In addition, ITG contrast agents have the potential for evaluation of physiological function in the liver. Preliminary safety studies with animals administered ITG have shown no adverse effects.

    MBI holds an exclusive license from the University of Michigan for patents relating to the ITG technology which requires the Company to exercise diligence in the development and commercialization of MB-840. If the Company does not enter into a collaborative development relationship with a partner or determines that it will no longer invest its own resources in the development of MB-840, the Company's license from the University of Michigan will terminate at the University's option. At present, the Company continues to develop the product and is currently conducting pre-clinical trials for MB-840.

ORALEX

    The Company is developing ORALEX, an oral ultrasound contrast agent intended to enhance images of the abdomen, including the small bowel, stomach lining and structures adjoining the stomach, in particular the pancreas.

    MBI has entered into a strategic alliance with Chugai to develop and commercialize ORALEX in Japan, Taiwan and South Korea. See "General." In the United States, the Company is seeking a partner for continued development of ORALEX. Because of the Company's primary commitment to OPTISON and MB-840, it has determined that it will begin Phase 3 clinical trials for ORALEX only when it has found a collaborative partner to fund a significant portion of the necessary clinical and regulatory activities in the United States.

MARKETING AND LICENSE AGREEMENTS

    MALLINCKRODT, INC. MBI's distribution agreement with Mallinckrodt forms the basis of its product development and marketing program for products containing albumin microspheres such as OPTISON and ALBUNEX.

    In December 1988, the Company entered into a distribution agreement with Mallinckrodt granting it the exclusive marketing and distribution rights for ALBUNEX as defined and gas-filled albumin microspheres in North and South America. Mallinckrodt paid the Company $6.0 million and agreed to pay the Company a further $21.0 million based on the successful completion of certain product development and regulatory milestones. Mallinckrodt also paid the Company $3.0 million for 181,818 unregistered shares of the Company's Common Stock. Under the distribution agreement, the Company was responsible for conducting clinical trials and securing regulatory approvals of the licensed products in the United States for cardiac indications, and Mallinckrodt was responsible for conducting clinical trials and securing regulatory approvals in the United States for non-cardiac indications and was responsible for conducting all clinical trials and securing approvals in the other countries in Mallinckrodt's territory. The Company manufactures all licensed products for sale to Mallinckrodt at a price generally equal to 40% of Mallinckrodt's quarterly average selling price to end users. The Company expects to transfer the manufacturing responsibility to Mallinckrodt pursuant to an agreement announced in April 1999 (see below).

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

     In September 1991, the Company and Mallinckrodt entered into an Amended and Restated Distribution Agreement ("ARDA"), which strengthened and expanded the parties' relationship. ARDA expands the geographic scope of Mallinckrodt's exclusive right to market the licensed products to include all of the countries of the world other than those covered by the Company's then existing license agreements with Shionogi and Nycomed and extends the duration of Mallinckrodt's exclusive rights to the later of July 1, 2003 or three years after the date that the Company obtains approval from the FDA to market OPTISON for an intravenous myocardial perfusion indication. Mallinckrodt agreed to pay the Company $20.0 million over four years beginning in October 1995 to support clinical trials of OPTISON, related regulatory submissions and associated product development and to pay up to an additional $9.5 million upon the satisfaction of certain territorial and product development milestones. ARDA required the Company to spend at least $10.0 million for clinical trials to support regulatory filings with the FDA for cardiac indications of OPTISON. Under a related investment agreement, Mallinckrodt purchased 1,118,761 shares of the Company's Common Stock for $13.0 million at a premium of 40% above the then-prevailing market price. In addition, ARDA grants the Company the option to repurchase all of the shares of the Company's Common Stock that Mallinckrodt purchased under the related investment agreement for $45.0 million, subject to various price adjustments. This option is exercisable from the later of July 1, 2000, or the date that the FDA approves OPTISON for a myocardial perfusion indication, through the later of the third anniversary of such approval or June 30, 2003. If the Company exercises this option, the Company or its assignee may co-market licensed products in all of the countries covered by ARDA.

    In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for OPTISON, ALBUNEX and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia. Under the amendment to ARDA, Mallinckrodt agreed to pay fees of up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3.0 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45% of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4.0 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4.0 million payment to the Company). There can be no assurance, however, that the Company will satisfy this milestone.

     In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties agreement will be incorporated into an amendment to ARDA. In addition to the transfer of manufacturing, the amended agreement will extend Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the amended agreement, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer and, in exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

    CHUGAI PHARMACEUTICAL CO., LTD. In an agreement dated March 31, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which Chugai may market under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an upfront license fee of $14.0 million. Chugai will pay the Company a royalty on net sales of licensed products which Chugai manufactures. For licensed products which the Company manufactures, Chugai will pay the Company royalties on net sales, depending upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals.

    FEINSTEIN LICENSE. In November 1986, the Company entered into a license agreement under which it acquired the exclusive right to develop, use and sell any products derived from patents and applications which Stephen B. Feinstein, M.D. owned covering sonicated gas-filled albumin microspheres used for imaging and any future related patents and applications. In June 1989, the parties restructured this agreement. The Company paid the licensor $4.5 million as an additional license fee and $2.0 million as a prepayment of royalties on the first $66.7 million of sales of the licensed products in the United States, and the parties agreed to reduce the royalty rate on sales of licensed products from 6% to 3% on worldwide net sales by the Company (and United States sales by a sublicensee) and from 2 1/2% to 1 1/4% on net sales by sublicensees outside of the United States. The restructured agreement, requires the Company to pay minimum royalties each year, increasing from $100,000 in 1994 to $600,000 in 1999 and subsequent years.

    ITG AGENT. In November 1991, the Company entered into an exclusive license agreement with the University of Michigan for certain patents relating to the Company's ITG CT agent, MB-840, currently under development. The Company paid a license fee of $20,000 and an annual license maintenance fee of $15,000. The Company agreed to pay a royalty of from 2 1/2% to 6% on net sales of licensed products, depending upon the jurisdiction and status of the particular product, and also agreed to make annual minimum royalty payments increasing from $25,000 to $150,000. Effective June 1998, the Company and the University of Michigan amended their exclusive license agreement. The Company agreed to increase the annual license maintenance fee to $100,000 and to provide support for research projects related to MB-840.


PATENTS AND TRADEMARKS

    The Company considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive program of patent and trademark prosecution for its products both in the United States and in other countries where the Company believes that significant market opportunities exist.

    The Company has an exclusive license to certain United States and foreign patents relating to gas-filled sonicated albumin microspheres from Steven B. Feinstein, M.D. See "Marketing and License Agreements - Feinstein License." The Company itself owns additional United States and foreign patents covering ALBUNEX and OPTISON that broaden the product coverage of its license. Certain of these additional patents cover the Company's continuous flow sonication manufacturing process. Andaris Ltd. challenged the European equivalents of these manufacturing patents in an opposition proceeding which was decided in the Company's favor in January 1996. Andaris has appealed the decision. Andaris has also filed an opposition against the Company's ALBUNEX composition patent in Europe, and Andaris and two other parties have filed a similar opposition in Japan. No hearing date has been set in these latter two oppositions.

    The Company has received patents covering its method of manufacturing gas-filled albumin microspheres using a milling process. The Company believes that this process may be more efficient than the sonication process that the Company currently uses. The Company has also received patents on other perfluorocarbon-based technology relating to ultrasound contrast agents.

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

    The patent position of medical and pharmaceutical companies is highly uncertain and involves complex legal and factual questions. There can be no assurance that the Company will receive patents for all or any of the claims included in its pending or future patent applications, that any issued patents will provide the Company with competitive advantages or that third parties will not challenge any issued patents, or that existing or future patents of third parties will not have an adverse effect on the Company's ability to commercialize its products. Moreover, there can be no assurance that third parties will not independently develop similar products, duplicate one or more of the Company's products or design around the Company's patents.

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

     The Company has become aware of several United States patents issued to other companies purportedly covering various attributes of perfluorocarbon-containing imaging agents such as OPTISON. Certain of these companies also are pursuing foreign patent protection. Some of these companies are developing or may be developing ultrasound contrast imaging agents that would compete with OPTISON. The patents and patent applications of these other companies involve a number of complex legal and factual issues that are currently unresolved. The Company believes that there may be a substantial overlap among many of the claims in their patents and is currently involved in various administrative proceedings and litigation in the United States and Europe to adjudicate their conflicting rights. See "Item 3-Legal Proceedings."

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

MANUFACTURING

    During the fiscal year ended March 31, 1999, the Company manufactured OPTISON and ALBUNEX for commercial sale in the United States in its aseptic plant at its principal San Diego facility. The plant employed the Company's patented continuous-flow sonication process in which a mixture of sterile albumin solution and gas was subjected to ultrasonic energy. This treatment denatures the albumin protein and facilitates a process known as "cavitation" in which the stable gas-filled microspheres are created. During fiscal year ended March 31, 1999, the Company replaced its first generation product, ALBUNEX, with OPTISON.

    The Company was able to meet all orders for OPTISON and ALBUNEX from Mallinckrodt. However, in April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt as part of a multi-phase program by the Company to reduce expenses and preserve capital. The parties agreement will be incorporated into an amendment to ARDA. Under the terms of the amended agreement, which will be retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON. The Company expects that it may take up to two years to fully complete the transfer of manufacturing from MBI to Mallinckrodt.

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

    Any product that the Company develops that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, important competitive factors include the relative speed with which the Company can develop products, complete clinical testing and the regulatory approval process, gain reimbursement acceptance and supply commercial quantities of the product for distribution to the market. In addition, the Company believes that the primary competitive factors in the market for ultrasound imaging agents are safety, efficacy, ease of delivery, reliability, innovation and price. The Company also believes that physician relationships and customer support are important competitive factors.

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

    The process of obtaining FDA approval of new products like OPTISON, ORALEX and MB-840 involves many steps. The Company must submit the results of laboratory and animal tests to determine efficacy and safety, including potential toxicity, to the FDA as part of an application for an Investigational New Drug ("IND") before the Company may begin clinical trials on humans. After completion of clinical trials, the Company must submit an NDA, in the case of drugs, to the FDA for review and approval before the Company may begin commercial marketing and sale for a new indication.

    The FDA classifies OPTISON and ALBUNEX as drugs. As such, the FDA requires these products to undergo the NDA process. An NDA must be supported by valid scientific evidence that typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the drug. If human clinical trials of a drug are required, the sponsor of the trial is required to file an IND application with the FDA prior to beginning human clinical trials. The IND application must be supported by data, typically including the results of animal and laboratory testing. If the IND application is approved by the FDA and the appropriate institutional review boards, human clinical trials may begin at a specific site with a specific number of patients, as specified in the approved protocol. An IND supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make any change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

    The Company also intends to sell OPTISON and ALBUNEX in foreign countries. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for additional FDA approval, and the requirements may differ.

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

THIRD PARTY REIMBURSEMENT

    In the United States, the Company's products will be purchased primarily by medical institutions that will then bill various third-party payors such as Medicare, Medicaid and other government programs and private insurance plans. In considering reimbursement for a new medical product, these payors must decide whether to cover the product and how much to pay for it.

    In general, to be covered by Medicare, a health care product or service must be "reasonable and necessary" for the diagnosis or treatment of an illness or injury. This requirement has been interpreted to mean that the product or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving drugs furnished pursuant to an FDA-approved clinical trial), and appropriate. Medicaid, Blue Cross and Blue Shield plans, commercial insurers and other third-party payors generally have limitations on coverage which are similar to those of Medicare.

    Even if a drug has received approval or clearance for marketing by the FDA, there is no assurance that Medicare or other third-party payors will cover the drug or related services. The Company is aware that certain third party payors are providing reimbursement for OPTISON contrast echocardiography procedures. Plans and programs are in place to develop expanded coverage among third party payors. However, the Company also acknowledges that these payors may place certain restrictions on the circumstances in which coverage will be available. In making such coverage determinations, the Health Care Finance Administration ("HCFA"), which administers the Medicare program, and HCFA's contractors consider, among other things, peer-reviewed articles concerning the safety and effectiveness of the drug, the opinions of medical specialty societies, and input from the FDA, the National Institutes of Health, and other government agencies. There is no assurance that the Company's products will be covered by Medicare and other third-party payors.

    Failure by hospitals and physicians to receive what they consider to be adequate reimbursement for procedures in which the Company's products are used would have a material adverse effect on the Company's business, financial condition and results of operations.


EMPLOYEES

    As of March 31, 1999, the Company had 92 full-time employees, including 4 officers. Approximately 23 of the Company's employees were involved directly in scientific research and development activities. Of these employees, 6 held Ph.D. or M.D. degrees. The Company considers its relations with its employees to be good, and none of its employees is a party to a collective bargaining agreement.


ITEM 2.           PROPERTIES

    The Company's corporate offices and laboratory, manufacturing and warehouse facilities are housed in a Company owned 44,000 square foot building located in San Diego, California. The Company also leases a 30,097 square-foot facility in San Diego. As part of cost reduction measures implemented in fiscal year 1999, the Company moved out of the 30,097 square-foot facility and has no plans to renew this lease when it expires in February 2000. The Company anticipates that its current facilities will be sufficient to meet its needs into the foreseeable future.

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

    Following Sonus's dismissal as a defendant in the MBI Case, Sonus activated a patent infringement lawsuit (the "Sonus Case") which it had filed in August 1997 against the Company and Mallinckrodt in the United States District Court for the Western District of Washington. Although the complaint was filed in August 1997, Sonus had agreed not to proceed with the Sonus Case until the jurisdictional motions were decided in the MBI Case. Sonus's complaint alleges that the manufacture and sale of OPTISON by the Company and Mallinckrodt infringe two patents owned by Sonus. As in the MBI Case, MBI counterclaimed for a declaration of invalidity and non-infringement with respect to the Sonus patents. Additionally, MBI filed a counterclaim which alleges that Sonus knowingly made false and misleading public statements regarding its patents and its product, Echogen-Registered Trademark- with the intent to cause damage to MBI and its product OPTISON. Damages, including punitive damages and attorneys fees, are requested. These two patents are the same patents for which the Company was seeking a declaration of invalidity in the MBI Case.

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

    In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. In December 1998, the Company received correspondence from the PTO with respect to the two Sonus patents involved in the reexamination proceedings. On the basis of amendments after final rejection, the PTO has indicated that certain claims in Sonus' U.S. Patent No. 5,558,094 (`094) are allowable by the agency. According to the PTO correspondence, none of the original `094 patent claims which Sonus had asserted against MBI will be allowed by the PTO without amendment. The PTO has also indicated that certain claims of Sonus' U.S. Patent 5,573,751 (`751) are allowable by the agency. According to the PTO correspondence, certain of the `751 patent claims which Sonus has asserted against the Company will be allowed in their original form. In January 1999, the PTO issued reexamination certificates for the `094 and `751 patents.

    In August 1998, the PTO issued a final rejection of all relevant claims of the Nycomed patent involved in the MBI Case. If the PTO rejection is maintained on any appeal subsequently filed by Nycomed, the patent Nycomed is attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON will be invalidated.

    In May and June 1999, the Company received correspondence from the PTO with respect to the ImaRx patents involved in the reexamination proceedings. The PTO indicated that all claims of U.S. Patent No. 5,547,656 (`656) and U.S. Patent No. 5,527,521(`521) will be allowed in their original form.

    On May 5, 1999, the Company and Mallinckrodt announced that the two companies received notice of a lawsuit filed against them by DuPont Pharmaceuticals Company ("DuPont) and ImaRx in the United States District Court for the District of Delaware (the "DuPont Case"). The lawsuit alleges that the manufacture and sale of OPTISON infringes the `656 patent owned by ImaRx and exclusively licensed to DuPont. MBI counterclaimed for a declaration of invalidity and non-infringement with respect to the `656 patent. In June 1999, DuPont and ImaRx amended their complaint in the DuPont Case to add allegations that the manufacture and sale of OPTISON also infringes the `521 patent owned by ImaRx and exclusively licensed to DuPont.

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








ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information concerning the names, ages and titles of the Company's executive officers as of the date of this report, is included in accordance with General Instruction G(3) of Form 10-K:

   NAME                                                  AGE     POSITION
   Bobba Venkatadri..................................     55     President and Chief Executive Officer
   Howard Dittrich, M.D..............................     46     Executive Vice President
   Joni Harvey ......................................     44     Vice President, Operations
   Elizabeth L. Hougen...............................     37     Executive Director, Finance and Chief Financial
                                                                 Officer




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

         HOWARD DITTRICH, M.D., has served as the Company's Executive Vice President since December 1998. He served as the Company's Vice President - Research/Medical & Regulatory Affairs from November 1996 to December 1998 and as Executive Director of Medical Affairs from May 1996 to November 1996. He served as a consultant to the Company from

1989 to 1996. Dr. Dittrich was a full-time faculty member of the University of California, San Diego, Department of Medicine from 1984 to May 1996. Currently, Dr. Dittrich practices part-time with the University of California, San Diego where he holds an appointment as Clinical Professor of Medicine.

         JONI HARVEY has served as Vice President - Operations since April 1998. She served as the Company's Executive Director of Operations from November 1996 to April 1998. From September 1995 to November 1996, she served as Director of Manufacturing. Ms. Harvey served with Genzyme from February 1995 until rejoining the Company in September 1995. From March 1994 to January 1995, Ms. Harvey was Associate Director of Manufacturing for the Company. She originally joined the Company in October 1988 as Manager of Manufacturing. From 1980 until October 1988, Ms. Harvey held various supervisory positions in Quality and Manufacturing with Baxter Healthcare.

              ELIZABETH L. HOUGEN has served as the Company's Executive Director, Finance and Chief Financial Officer since January 1999. She served as the Company's Controller from October 1997 until January 1999. She has been employed at MBI since 1992. Ms. Hougen has more than 15 years of experience in finance and accounting in the biomedical, high technology and professional services industries. Ms. Hougen is a certified management accountant and holds an MBA from the University of San Diego.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MB." As of June 15, 1999, there were approximately 1,654 holders of record of the Company's Common Stock, representing approximately 8,928 beneficial owners. The Company has not paid dividends on its Common Stock. The following table sets forth the quarterly high and low last sale price for a share of the Company's Common Stock for the three fiscal years ended March 31, 1999, 1998, and 1997, respectively, as reported by the New York Stock Exchange.

FISCAL 1999                                                   HIGH             LOW
                                                       -----------     -----------

First Quarter (4/1 to 6/30)                                 10-5/8               7
Second Quarter (7/1 to 9/30)                                 7-3/8           3-5/8
Third Quarter (10/1 to 12/31)                                4-3/8           2-1/2
Fourth Quarter (1/1 to 3/31)                                3-7/16          2-5/16

FISCAL 1998                                                   HIGH             LOW
                                                       -----------     -----------

First Quarter (4/1 to 6/30)                                     10           6-5/8
Second Quarter (7/1 to 9/30)                              11-15/16          8-5/16
Third Quarter (10/1 to 12/31)                               12-3/8           7-7/8
Fourth Quarter (1/1 to 3/31)                                10-3/4           7-1/8

FISCAL 1997                                                   HIGH             LOW
                                                       -----------     -----------

First Quarter (4/1 to 6/30)                                 11-7/8           8-1/2
Second Quarter (7/1 to 9/30)                                 9-1/8           7-1/2
Third Quarter (10/1 to 12/31)                                8-3/4           6-1/2
Fourth Quarter (1/1 to 3/31)                                14-1/2               7

ITEM 6.           SELECTED FINANCIAL DATA

FISCAL YEARS ENDED MARCH 31,                        1995           1996           1997           1998           1999
----------------------------                  -------------------------------------------------------------------------
(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues:
   Revenues under collaborative
      agreements                                $ 15,132       $  2,412       $  4,500       $  5,095       $  5,498
   Product and royalty revenues                    1,769            647            626          1,151          4,083
   License Fees                                       40             25          5,725              -         16,371
                                              -------------------------------------------------------------------------
      Total Revenues                              16,941          3,084         10,851          6,246         25,952
Operating expenses:
   Research and development costs                 18,743         13,588          9,902         11,078          9,083
   Costs of products sold                          1,608          1,553          4,748          5,791          7,840
   Selling, general and
      administrative expenses                      5,864          5,862          8,052         11,912         14,191
   Other nonrecurring charges                      3,403          3,110          3,000              -         15,498
                                              -------------------------------------------------------------------------
      Total Expenses                              29,618         24,113         25,702         28,781         46,612
Loss from operations                             (12,677)       (21,029)       (14,851)       (22,535)       (20,660)
Interest expense                                    (694)          (786)          (810)          (721)          (574)
Interest income                                    1,189          1,102          2,377          1,996          1,394
                                              -------------------------------------------------------------------------
Loss before income taxes                         (12,182)       (20,713)       (13,284)       (21,260)       (19,840)
Foreign income tax provision                           -              -              -              -         (1,400)
                                              -------------------------------------------------------------------------
Net loss                                        $(12,182)      $(20,713)      $(13,284)      $(21,260)      $(21,240)
                                              =========================================================================
Loss per common share - basic and diluted       $  (1.02)      $  (1.62)      $  (0.78)      $  (1.19)      $  (1.14)
                                              =========================================================================
Weighted average common
   shares outstanding                             11,999         12,758         16,926         17,793         18,564
                                              =========================================================================

AS OF MARCH 31,                                     1995           1996           1997           1998           1999
---------------                               -------------------------------------------------------------------------

Consolidated Balance Sheet Data:
Cash, cash equivalents and
   marketable securities                        $ 19,718       $ 20,570       $ 41,414       $ 21,338       $ 18,038
Working capital                                   20,927         18,601         43,843         21,066         10,693
Total assets                                      50,639         43,829         70,159         51,318         31,849
Long-term debt                                     8,408          8,610          7,349          6,082          4,804
Total stockholders' equity                        36,424         28,962         51,746         31,164         16,207

    The selected financial data set forth above with respect to the Company's consolidated financial statements has been derived from the audited financial statements. The data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (REFERENCES TO YEARS ARE TO THE COMPANY'S FISCAL YEARS ENDED MARCH 31.)

    THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN PREDICTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THIS OUTLOOK REPRESENTS THE COMPANY'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF ITS BUSINESS. ANY RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE OF THIS ANNUAL REPORT.

OVERVIEW

    Molecular Biosystems, Inc. ("MBI" or the "Company") is a leader in the development, manufacture and sale of ultrasound contrast imaging agents. These contrast agents are used primarily to improve the real-time images ("moving pictures") of organs and body structures, especially the heart, obtained through ultrasound examinations. The Company has designed its products to increase the diagnostic usefulness of ultrasound examinations through enhanced visualization of structures and vasculature, and to reduce the need for diagnostic procedures that may be more expensive, time-consuming, or invasive.

    The Company made key operational changes during fiscal year 1999. First, as fiscal year 1999 was the first full year of OPTISON-Registered Trademark-sales, the Company made a transition from being a product development company to a commercial enterprise. In making this transition and in carefully evaluating cost reduction measures, the Company announced on November 10, 1998 the initiation of a multi-phase program to reduce expenses and preserve capital. This program included plans to out-source the Company's manufacturing process.

    In April 1999, the Company and Mallinckrodt, Inc. ("Mallinckrodt") agreed to transfer the manufacture of OPTISON, the only advanced generation cardiac ultrasound imaging agent commercially available in the United States and Europe, from MBI to Mallinckrodt under an amendment to their existing research support and distribution agreement. In addition to the transfer of manufacturing, the amended agreement will extend Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. Under the terms of the agreement, MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. The parties agreement will be incorporated into an amendment to ARDA.

    Under the terms of the amended agreement, which will be retroactive to March 1, 1999, Mallinckrodt would reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI would receive a reduced royalty rate on product sales of OPTISON.

    The out-sourcing of the Company's manufacturing process is not only expected to reduce the Company's expenditures, but also to better enable the Company to focus on key research and development opportunities, including other indications of OPTISON and its liver CT, imaging agent, MB-840.

    The Company is the first and only company to obtain marketing approval from the United States Food and Drug Administration ("FDA") for ultrasound contrast agents, having gained approvals for ALBUNEX-Registered Trademark- in 1994 and OPTISON (the Company's second-generation agent) in 1997. In May 1998, OPTISON received final marketing authorization by the European Agency for the Evaluation of Medicinal Products ("EMEA") for use in patients with suspected or known cardiovascular disease. The authorization covers all 15 member states of the European Union.

    OPTISON is used to detect heart disease by assessing blood flow within the heart chambers and by identifying the location of the chamber borders and the movement of the chamber walls ("cardiac function"). To increase the potential applications of OPTISON, MBI is conducting Phase 2 clinical trials to evaluate the product's efficacy in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion"). The multiple Phase 2 trials include use of OPTISON in the emergency room for patients presenting with chest pain, and in various forms of stress echocardiography. Results using OPTISON in each of these applications suggest a close agreement with nuclear imaging for the detection of ischemia by wall motion and perfusion. Furthermore, the results indicate that use of OPTISON could help to "rescue" a large proportion of uninterpretable non-contrast studies, thereby reducing the need for additional, more expensive and time consuming testing. The Company believes the information regarding perfusion will enable cardiologists to diagnose heart attacks and coronary artery disease more accurately and safely than is currently feasible. MBI is also conducting Phase 2 clinical studies using OPTISON to detect abnormalities in other organs, such as the liver.

      OPTISON is the Company's second generation contrast agent and is a significant improvement over the Company's first generation contrast agent, ALBUNEX, in terms of efficacy. The Company has replaced ALBUNEX with OPTISON. Accordingly, the Company does not foresee any ALBUNEX product sales in the future.

    Operating losses may occur for at least the next few years due to continued requirements for research and development including preclinical testing and clinical trials, regulatory activities and the costs of commercializing new products. The magnitude of the losses and the time required by the Company to achieve profitability are highly dependent on the market acceptance of OPTISON and are therefore uncertain. There can be no assurance that the Company will be able to achieve profitability on a sustained basis or at all. Results of operations may vary significantly from quarter to quarter depending on, among other things, the progress, if any, of the Company's research and development efforts, the timing of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements.

REVENUE RECOGNITION

    Historically the Company has earned revenues from three primary sources: revenues under collaborative agreements, product revenues and license fee revenues.

    REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements have been the primary source of revenues for the Company in the past. They consist of two types of revenues: (i) milestone payments which are earned on the achievement of certain product development and territorial milestones, and (ii) payments received from Mallinckrodt under the Company's Amended and Restated Distribution Agreement ("ARDA") to support clinical trials, regulatory submissions and product development.

    PRODUCT AND ROYALTY REVENUES. Product revenues are based upon the Company's sales to Mallinckrodt and are recognized upon shipment of the product. Product revenues in 1997 also included sales to Shionogi & Co., Ltd. ("Shionogi"). The transfer prices for the Company's sales of ALBUNEX to Mallinckrodt and Shionogi were determined under the respective agreements and were approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product and 30% of Shionogi's net sales to its end users.

     For fiscal year 1998 and fiscal year 1999, the transfer price for the Company's sales of OPTISON to Mallinckrodt was approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to ARDA, the average net sales price to end users is calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considers samples a marketing expense and as such the cost of samples is recorded as selling, general and administrative expense.

     Under the anticipated final terms of the April 1999 agreement with Mallinckrodt, the Company will receive a reduced royalty rate rather than a transfer price on product sales of OPTISON in exchange for the transfer of manufacturing of and increased financial support for clinical trials of OPTISON.

    Royalty revenues during fiscal years 1997, 1998 and 1999 were pursuant to a licensing agreement between the Company and Abbott Laboratories.

    LICENSE FEES. The Company recognizes license fees at the time of receipt. The Company generally receives license fees in conjunction with the grant of product development, manufacturing, marketing and/or distribution rights to one of the Company's technologies.

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

    The Company completed the assessment phase (in which systems that were inventoried are prioritized) for all systems in March 1999. The Company has begun the evaluation phase which involves testing systems and determining which IT and Non IT systems need to be replaced, repaired or retired. The evaluation phase is expected to take approximately 3 months.

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

    The Company anticipates that its assessment of both internal and third party IT and Non-IT systems will be complete by November 1999. At this time, the Company believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company also expects that the total costs required to fix the Year 2000 problem will not be material. To date, the Company has not used, and does not plan to use, any independent verification and validation process to assess the reliability of the Company's risk and cost estimates. Since no significant issues have arisen, the Company does not have a contingency plan to address any material Year 2000 issues. If significant Year 2000 issues arise, the Company may not be able to timely develop and implement a contingency plan and the Company's operations could be adversely affected.

RESULTS OF OPERATIONS

    FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998. Revenues under collaborative agreements were $5.5 million for the fiscal year ended March 31, 1999, compared to $5.1 million for the fiscal year ended March 31, 1998. This increase is primarily due to an increase in the quarterly payments from Mallinckrodt to $1.5 million for the last two quarters in fiscal year 1999 over $1.25 million in the prior year. These revenues in both years consist of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under ARDA.

    Product and royalty revenues were $4.1 million for fiscal year 1999, compared to $1.2 million for the prior year. Product revenues in the current year are based on the Company's sales to Mallinckrodt and are recognized upon shipment of the product. The increase in product revenues for fiscal year 1999 as compared to 1998 results primarily from sales of OPTISON to Mallinckrodt which were launched in the fourth quarter of fiscal year 1998. Royalty revenues are pursuant to a license agreement between the Company and Abbott Laboratories.

    License fees were $16.4 million in fiscal year 1999 compared to none in fiscal year 1998. These revenues consist of payments from Chugai Pharmaceutical Co. of Japan pursuant to a strategic alliance which covers Japan, Taiwan and South Korea to develop OPTISON and ORALEX. The Company granted Chugai an exclusive license to develop, manufacture and market these products in exchange for an up-front license fee of $14.0 million plus additional future royalties on net sales. In addition, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% to the then-prevailing market price. This premium was equal to $2.4 million and was recognized as license revenue.

    Costs of products sold totaled $7.8 million for fiscal year 1999, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the low levels of production were insufficient to cover the Company's fixed manufacturing overhead expenses. For fiscal year 1998, costs of products sold totaled $5.8 million. The increase over the prior year is primarily due to two factors. First, the Company sold OPTISON throughout the entire fiscal year 1999 as compared to only during the fourth quarter of fiscal year 1998. Second, $1.1 million in inventories were expensed through cost of sales as a result of the planned out-sourcing of manufacturing. The Company anticipates an increase in gross profit margins if and when OPTISON sales volumes increase as OPTISON obtains market acceptance and when the manufacturing process is out-sourced pursuant to the anticipated terms of the April 1999 agreement with Mallinckrodt. During fiscal 1999, manufacturing fixed costs were running at an annual rate of approximately $4.5 million.

    The Company's research and development costs totaled $9.1 million for fiscal year 1999 as compared to $11.1 million for fiscal year 1998. The decrease of 18% is due to previously announced cost reduction measures.

    Selling, general and administrative expenses totaled $14.2 million in fiscal year 1999 as compared to $11.9 million in fiscal year 1998. This increase of 19% is primarily due to continuing legal expenses, marketing costs associated with the launch of OPTISON, and severance costs. Additionally, a portion of the increase is due to a licensing agreement between the Company and Schering AG ("Schering") in which the Company licensed rights to certain Schering patents.

    During fiscal year 1999, the Company incurred nonrecurring charges of $15.5 million. These nonrecurring charges include $8.5 million related to the sale to Chugai of territory rights previously reacquired from Shionogi and $6.1 million of cost reduction measures. The $6.1 million of cost reduction measures included $3.1 million for the write off of fixed assets, capitalized license fees and capitalized patent costs that will no longer be used by the Company as a result of the planned out-sourcing of manufacturing operations and the discontinuation of certain projects, $2.3 million of severance costs, and approximately $700,000 of technology transfer costs and other costs related to the Company's plan to out-source manufacturing. As part of the cost reduction measures, the Company consolidated facilities and no longer occupies the 30,097 square-foot leased facility that had become its corporate headquarters in fiscal year 1998.

    Interest expense for fiscal years 1999 and 1998 amounted to $574,000 and $721,000, respectively. Interest expense consists of mortgage interest on the Company's manufacturing building and interest related to a note payable, secured by the tangible assets of the Company, which bears interest at the prime rate and is payable in monthly installments of principal plus interest over five years. The interest rate on the note was 7.75% in March 1999. In September 1998, the Company renegotiated its note payable to reduce the interest rate from prime plus one to the prime rate and to release compensating balance requirements.

    Interest income for fiscal year 1999 was $1.4 million compared to $2.0 million in fiscal year 1998. This decrease is due to lower average cash balances and marketable securities balances.

    No tax benefit has been recognized for fiscal years 1999 or 1998 as the Company had fully utilized its operating loss carryback ability in 1993. As of March 31, 1999, the Company had federal and state operating loss carryforwards of approximately $121 million and $38.9 million, respectively. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain.

    FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997. Revenues under collaborative agreements were $5.1 million for the fiscal year ended March 31, 1998, compared to $4.5 million for the fiscal year ended March 31, 1997. This increase was primarily due to an increase in the quarterly payments from Mallinckrodt to $1.25 million over $1.0 million in the prior year's first two quarters. These revenues in both years consisted of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under ARDA.

    Product and royalty revenues were $1.2 million for fiscal year 1998, compared to $626,000 for fiscal year 1997. Product revenues in fiscal year 1998 were based on the Company's sales to Mallinckrodt and were recognized upon shipment of the product. Product revenues in fiscal year 1997 also included sales to Shionogi, also recognized upon shipment of the product. The increase in product revenues for fiscal year 1998 as compared to fiscal year 1997 resulted primarily from the market introduction of OPTISON in the fourth quarter which added revenues of approximately $700,000. Royalty revenues were pursuant to a license agreement between the Company and Abbott Laboratories.

    There were no license fees in fiscal year 1998 compared to $5.7 million in fiscal year 1997. The revenues in fiscal year 1997 consist of payments from Mallinckrodt pursuant to an amendment to ARDA that the Company entered into with Mallinckrodt in December 1996. The amendment extended
Mallinckrodt's exclusive territory to include the territory that the

Company had formerly licensed to Nycomed Imaging AS ("Nycomed") consisting of Europe, Africa, India and parts of Asia.

    Costs of products sold totaled $5.8 million for fiscal year 1998, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that low levels of production were insufficient to cover the Company's fixed manufacturing overhead expenses. For fiscal year 1997, costs of products sold totaled $4.7 million.

    The Company's research and development costs totaled $11.1 million for fiscal year 1998 as compared to $9.9 million for fiscal year 1997. The increase of 12% was due to additional research and development costs associated with the Company's product development efforts.

    Selling, general and administrative expenses totaled $11.9 million in fiscal year 1998 as compared to $8.1 million in fiscal year 1997. This increase of 47% was primarily due to increased legal expenses.

    During fiscal year 1998, the Company did not incur any nonrecurring charges compared to $3 million in nonrecurring charges for fiscal year 1997 related to the reacquisition of license rights from Nycomed.

    Interest expense for fiscal years 1998 and 1997 amounted to $721,000 and $810,000, respectively. Interest expense consisted of mortgage interest on the Company's manufacturing building and interest related to a note payable, secured by the tangible assets of the Company, which bore interest at the prime rate plus 1% and was payable in monthly installments of principal plus interest over five years. The interest rate on the note was 9.5% in March 1998.

    Interest income for fiscal year 1998 was $2.0 million compared to $2.4 million in fiscal year 1997. This decrease was due to lower average cash balances and marketable securities balances.

    No tax benefit was recognized for fiscal years 1998 or 1997 as the Company had fully utilized its operating loss carryback ability in 1993. As of March 31, 1998, the Company had federal and state operating loss carryforwards of approximately $90.5 million and $27.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company had net working capital of $10.7 million compared to $21.1 million at March 31, 1998. Cash, cash equivalents and marketable securities were $18.0 million at March 31, 1999 compared to $21.3 million at March 31, 1998.

    For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, including up-front license fees received from Chugai, and interest thereon, plus payments under its collaborative agreements with Mallinckrodt, will enable the Company to fund its operations for at least the next fifteen months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities.

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

    During fiscal year 1999, the Company used $11.0 million cash for operating requirements, which was funded primarily by $6.4 million of marketable securities that matured during fiscal 1999 and $8.3 million in net proceeds from the sale of common stock to Chugai. Other significant cash uses included purchases of property and equipment of $791,000, $2.0 million for the reacquisition of license rights from Shionogi and $1.3 million in principal payments on long term debt.

    In an agreement dated March 31, 1998, the Company entered into a cooperative development and marketing agreement with Chugai. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop

OPTISON (which Chugai may be market under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an upfront license fee of $14.0 million during fiscal year 1999. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals.

    On September 7, 1995, the Company entered into an Amended and Restated Distribution Agreement ("ARDA") and a related investment agreement with Mallinckrodt which will provide the Company with between $33.0 million and $42.5 million. Under the terms of the agreement, Mallinckrodt is obligated to make payments to the Company totaling $20.0 million over four years to support clinical trials, related regulatory submissions and associated product development of the licensed products, which include, but are not limited to, ALBUNEX and OPTISON. These payments will be made in 16 quarterly installments of $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The payments may be accelerated in the event that the Company's cumulative outlays for clinical trials are in excess of the amounts received at any point in time. However, the quarterly payments may not be postponed. The first 14 quarterly payments have been received by the Company as of March 31, 1999.

    In April 1999, the Company and Mallinckrodt Inc. entered into an agreement to transfer the manufacture of OPTISON from MBI to Mallinckrodt under an amendment to ARDA. The terms of the agreement also extends Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the terms of the agreement, which is retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

    In September 1996, the Company entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX family of products in the territory, consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. Under the agreement, the Company paid $3.0 million to Shionogi and agreed to pay an additional $5.5 million over the next three years, of which $4.0 million had been paid at March 31, 1999.

    Capital expenditures for facilities, laboratory equipment, furniture and fixtures were $791,000, $1.4 million, and $726,000 for fiscal years 1999, 1998 and 1997, respectively. Expenditures in all three fiscal years consisted primarily of building improvements and equipment for aseptic manufacturing facilities being constructed for the manufacture of OPTISON and other products. In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing for a lease line of $1.6 million with a term of 48 months. The outstanding balance on this line of credit at March 31, 1999 was $1.0 million.

    The Company currently leases one of its facilities in San Diego. The lease requires aggregate payments of approximately $324,000 through February 2000.

    The Company invests its excess cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

    The Company believes that inflation and changing prices have not had a material effect on operations for fiscal years 1999, 1998 and 1997 and that the impact of government regulation on the Company is not materially different from the impact on other similar enterprises.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



        Report of Independent Public Accountants
        Consolidated Balance Sheets as of March 31, 1998 and 1999
        Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1997, 1998 and 1999
        Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended March 31, 1997, 1998 and 1999
        Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1997, 1998 and 1999
        Notes to Consolidated Financial Statements



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Molecular Biosystems, Inc.:

         We have audited the accompanying consolidated balance sheets of Molecular Biosystems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Biosystems, Inc. and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP



San Diego, California
April 30, 1999

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               MARCH 31,       MARCH 31,
                                                                                 1998            1999
                                   ASSETS
Current assets:
    Cash and cash equivalents                                               $   1,064       $   1,056
    Marketable securities, available-for-sale (Note 4)                         20,274          16,982
    Accounts and notes receivable                                               1,498           2,320
    License rights (Notes 1 and 9)                                              8,500               -
    Inventories                                                                 1,902             748
    Prepaid expenses and other assets                                             400             425
                                                                          -----------      ----------
         Total current assets                                                  33,638          21,531
                                                                          -----------      ----------

Property and equipment, at cost:
    Building and improvements                                                  14,412          11,113
    Equipment, furniture and fixtures                                           4,364           2,893
    Construction in progress                                                      471             930
                                                                          -----------      ----------
                                                                               19,247          14,936
    Less:  Accumulated depreciation and amortization                            7,073           6,672
                                                                          -----------      ----------
         Total property and equipment                                          12,174           8,264
                                                                          -----------      ----------

Other assets:
    Patents and license rights, net of amortization of
        $87 in 1998  (Notes 7 and 10)                                             320               -
    Certificate of deposit, pledged (Notes 4 and 6)                             3,000               -
    Other assets, net                                                           2,186           2,054
                                                                          -----------      ----------
         Total other assets                                                     5,506           2,054\
                                                                          -----------      ----------
                                                                            $  51,318       $  31,849
                                                                          ===========      ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                       $   1,272       $   1,278
    Accounts payable and accrued liabilities (Notes 1 and 7)                    7,498           7,395
    Compensation accruals                                                       2,227           2,165
    Deferred Contract Revenue                                                   1,575               -
                                                                          -----------      ----------
         Total current liabilities                                             12,572          10,838
                                                                          -----------      ----------
Long-term debt, net of current portion (Note 6):                                6,082           4,804
                                                                          -----------      ----------
Other noncurrent liabilities                                                    1,500               -
                                                                          -----------      ----------
Commitments and contingencies (Note 7):
Stockholders' equity (Note 8):
    Common Stock, $.01 par value, 40,000,000 shares
    authorized, 17,846,237 and 18,580,745 shares
      issued and outstanding, respectively                                        178             186
    Additional paid-in capital                                                128,145         134,347
    Accumulated deficit                                                       (96,729)       (117,969)
    Unrealized loss on available-for-sale securities                              (67)              6
    Less  40,470 shares of treasury stock, at cost                               (363)           (363)
                                                                          -----------      ----------

 The accompanying notes are an integral part of these consolidated statements.


         Total stockholders' equity                                            31,164          16,207
                                                                          -----------      ----------
                                                                            $  51,318       $  31,849
                                                                          ===========      ==========






 The accompanying notes are an integral part of these consolidated statements.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           FISCAL YEARS ENDED MARCH 31,
                                                   ------------------------------------------
                                                          1997           1998           1999

Revenues (Note 9):
    Revenues under collaborative agreements           $  4,500       $  5,095       $  5,498
    Product and royalty revenues                           626          1,151          4,083
    License fees                                         5,725              -         16,371
                                                    -----------   ------------   ------------
                                                        10,851          6,246         25,952
                                                    -----------   ------------   ------------

Operating expenses:
    Research and development costs (Note 9)              9,902         11,078          9,083
    Costs of products sold                               4,748          5,791          7,840
    Selling, general and administrative expenses         8,052         11,912         14,191
    Other nonrecurring charges (Note 10)                 3,000              -         15,498
                                                    -----------   ------------   ------------
                                                        25,702         28,781         46,612
                                                    -----------   ------------   ------------

    Loss from operations                               (14,851)       (22,535)       (20,660)

Interest expense                                          (810)          (721)          (574)
Interest income                                          2,377          1,996          1,394
                                                    -----------   ------------   ------------
Loss before income taxes                               (13,284)       (21,260)       (19,840)
Foreign income tax  provision                                -              -         (1,400)
                                                    -----------   ------------   ------------
      Net Loss                                        $(13,284)      $(21,260)      $(21,240)
                                                    ===========   ============   ============

Loss per common share - Basic and diluted             $  (0.78)      $  (1.19)      $  (1.14)
                                                    ===========   ============   ============

Weighted average common shares
    outstanding                                         16,926         17,793         18,564
                                                    ===========   ============   ============


 The accompanying notes are an integral part of these consolidated statements.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                  COMMON STOCK         ADDITIONAL
                                           ------------------------     PAID-IN         ACCUMULATED       TREASURY
                                               SHARES        AMOUNT     CAPITAL           DEFICIT           STOCK
                                           -------------    -------    ----------       -----------      -----------
Balance at March 31, 1996                    13,296,186      $ 133      $ 91,468        $ (62,185)       $    (167)
    Comprehensive Loss
        Net loss                                      -          -             -          (13,284)               -
        Unrealized loss on available-
           for-sale securities                        -          -             -                -                -
    Proceeds from Public
      Offering                                4,140,000         41        34,045                -                -
    Purchase of treasury stock (Note 6)               -          -           (85)               -             (196)
    Exercise of stock options                   295,500          3         1,928                -                -
    Issuance of stock grants                     14,211          -           127                -                -
                                             ----------      -----      --------        ---------        ---------
Balance at March 31, 1997                    17,745,897      $ 177      $127,483        $ (75,469)       $    (363)

    Comprehensive Loss
        Net loss                                      -          -             -          (21,260)               -
        Unrealized gain on available-
           for-sale securities                        -          -             -                -                -
    Exercise of stock options                   100,340          1           662                -                -
                                             ----------      -----      --------       ----------        ---------
Balance at March 31, 1998                    17,846,237      $ 178      $128,145       $  (96,729)       $    (363)

    Comprehensive Loss
        Net loss                                    -0-        -0-           -0-          (21,240)             -0-
        Unrealized gain on available-
           for-sale securities                      -0-        -0-           -0-              -0-              -0-
    Sale of common stock to Chugai              691,883          7         5,922                -                -
    Exercise of stock options                    42,625          1           280              -0-              -0-
                                             ----------      -----      --------       ----------        ---------
Balance at March 31, 1999                    18,580,745      $ 186      $134,347       $ (117,969)       $    (363)
                                             ==========      =====      ========       ==========        =========

                                                                NOTES
                                              ACCUMULATED    RECEIVABLE
                                                 OTHER        FROM SALE
                                             COMPREHENSIVE    OF COMMON                  COMPREHENSIVE
                                                INCOME          STOCK         TOTAL          LOSS
                                             -------------   -----------   -----------   -------------
Balance at March 31, 1996                     $       (6)    $     (281)   $   28,962
    Comprehensive Loss
        Net loss                                       -              -       (13,284)       (13,284)
        Unrealized loss on available-
           for-sale securities                       (76)             -           (76)           (76)
    Proceeds from Public
      Offering                                         -              -        34,086            -0-
    Purchase of treasury stock (Note 6)                -            281             -            -0-
    Exercise of stock options                          -              -         1,931            -0-
    Issuance of stock grants                           -              -           127            -0-
                                              ----------     ----------    ----------     ----------
Balance at March 31, 1997                     $      (82)    $        -    $   51,746     $  (13,360)
                                                                                          ==========
    Comprehensive Loss
        Net loss                                       -              -       (21,260)       (21,260)
        Unrealized gain on available-
           for-sale securities                        15              -            15             15
    Exercise of stock options                          -              -           663            -0-
                                              ----------      ---------    ----------     ----------
Balance at March 31, 1998                     $      (67)     $       -    $   31,164     $  (21,245)
                                                                                          ==========
    Comprehensive Loss
        Net loss                                     -0-            -0-       (21,240)       (21,240)
        Unrealized gain on available-
           for-sale securities                        73            -0-            73             73
    Sale of common stock to Chugai                     -              -         5,929            -0-
    Exercise of stock options                        -0-            -0-           281            -0-
                                              ----------      ---------    ----------     ----------
Balance at March 31, 1999                     $        6      $       -    $   16,207     $  (21,167)
                                              ==========      =========    ==========     ==========


              The accompanying notes are an integral part of these
                            consolidated statements.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    FISCAL YEARS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                1997           1998           1999
Cash flows from operating activities:
    Net loss                                                                  ($13,284)      ($21,260)      ($21,240)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                             1,435          1,085          1,915
       Loss on disposals/write-downs of tangible and intangible property             1             20          3,092
       Write-off of former Nycomed/Shionogi territory license rights             3,000              -          8,500
       Forgiveness of note receivable from sale of Common Stock                    109              -              -
       Premium received on Chugai Investment                                         -              -         (2,371)
       Changes in operating assets and liabilities:
        Receivables                                                                 29           (702)        (1,171)
        Inventories                                                                280         (1,560)         1,154
        Prepaid expenses and other assets                                         (623)           (45)           326
        Accounts payable and accrued liabilities                                   721          2,814            397
        Deferred contract revenue                                                    -          1,575         (1,575)
        Compensation accruals                                                      582            614            (62)
                                                                              --------       --------       --------
              Cash used in operating activities                                 (7,750)       (17,459)       (11,035)
                                                                              --------       --------       --------

Cash flows from investing activities:
    Purchases of property and equipment                                           (726)        (1,387)          (791)
    Proceeds from sale of property and equipment                                     4              -             42
    Write off of patents and license rights                                          -             17              -
    Additions to patents and license rights                                       (226)           (32)           (30)
    Acquisition of license rights from Shionogi                                 (3,000)        (2,000)        (2,000)
    Acquisition of license rights from Nycomed                                  (2,000)             -              -
    (Increase) decrease in other assets                                           (269)            37            132
    (Increase) decrease in marketable securities                               (32,876)        20,569          6,365
                                                                              --------       --------       --------
              Cash provided by (used for) investing activities                 (39,093)        17,204          3,718
                                                                              --------       --------       --------

Cash flows from financing activities:
    Proceeds from sale/leaseback transaction                                         -          1,331              -
    Net proceeds from public offering of Common Stock                           34,086              -              -
    Net proceeds from sale of common stock to Chugai                                 -              -          8,300
    Net proceeds from issuance of Common Stock                                   2,058            663            281
    Principal payments on long-term debt                                        (1,256)        (1,262)        (1,272)
                                                                              --------       --------       --------
              Cash provided by financing activities                             34,888            732          7,309
                                                                              --------       --------       --------

Increase (decrease) in cash and cash equivalents                               (11,955)           477             (8)

Cash and cash equivalents, beginning of year                                    12,542            587          1,064
                                                                              --------       --------       --------
Cash and cash equivalents, end of year                                        $    587       $  1,064       $  1,056
                                                                              ========       ========       ========

Supplemental cash flow disclosures:
    Interest income received                                                  $  1,609       $  2,101       $  1,744
                                                                              ========       ========       ========
    Interest paid                                                             $    804       $    715       $    568
                                                                              ========       ========       ========

              The accompanying notes are an integral part of these
                            consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS-

         Molecular Biosystems, Inc. ("MBI" or the "Company") discovers, develops and manufactures proprietary diagnostic ultrasound imaging agents. The Company's annual continuing operations have been unprofitable since 1992. The Company believes that operating losses may occur for at least the next several years due to continued requirements for research and development, including preclinical testing and clinical trials, regulatory activities and the high costs of commercialization activities. The magnitude of the losses and the time required by the Company to achieve profitability are highly dependent on the market acceptance of OPTISON-Registered Trademark- and other future products and are therefore uncertain. The Company has replaced its first generation product, ALBUNEX-Registered Trademark-, with OPTISON. There is no assurance that the Company will be able to achieve profitability with sales of OPTISON or other future products on a sustained basis or at all.

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

         Additionally, under the terms of the Amended and Restated Distribution Agreement ("ARDA") entered into in September 1995, as restated in May 1999, Mallinckrodt, Inc. ("Mallinckrodt") will pay the Company $20.0 million over four years to further the development of OPTISON (the Company's second-generation product) and related products. These payments will be made in 16 quarterly installments starting at $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. Pursuant to the agreement, half of each payment is designated for clinical development expenses and will be recorded as deferred revenue until such expenses are incurred, and the remaining half of each payment will be recognized as research revenue when received.

         REVENUE RECOGNITION FOR PRODUCT SOLD-

         The Company recognizes revenue when goods are shipped to its customer, Mallinckrodt. For fiscal years 1998 and 1999, the transfer price for the Company's sales of OPTISON to Mallinckrodt was equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to ARDA, the average net sales price to end users is calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considers samples a marketing expense and as such the cost of samples is recorded as selling, general and administrative expense.

         Under the terms of the May 1999 amended agreement with Mallinckrodt, the Company will receive a receive a reduced royalty rate on product sales of OPTISON in exchange for the transfer of manufacturing of and increased financial support for clinical trials of OPTISON.

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

         INVENTORIES-

         Inventories are stated at lower of cost (first-in, first-out) or market, and consist of the following major classes (in thousands):

                                                           MARCH 31,
                                                     --------------------
                                                       1998          1999
               Raw materials and supplies            $ 1,639         $551
               Work in process                            74           92
               Finished goods                            189          105
                                                     -------         ----
                                                     $ 1,902         $748
                                                     =======         ====

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

         PATENTS AND LICENSE RIGHTS AND OTHER ASSETS-

         The Company periodically reevaluates the original assumptions and rationale utilized in the assessment of the carrying value and estimated lives of long-lived assets. The determinants used for this evaluation include management's estimate of the asset's ability to generate positive income and cash flow as well as the strategic significance of the respective assets.

         Patents and license rights are amortized on the straight-line method over their estimated useful lives of five to ten years. During fiscal year 1999, the Company reevaluated its patent estate and wrote off approximately $300,000 in capitalized patent and license rights that will no longer be used by the Company as a result of the planned out-sourcing of manufacturing operations and discontinuation of certain products.

         In June 1989, the Company prepaid $2.0 million in royalties on the first $66.6 million of sales of ALBUNEX and OPTISON in the United States. Included in other assets at March 31, 1999 is approximately $1.7 million which is the portion of this prepayment which has not yet been expensed. Additionally, other assets at March 31, 1998 and 1999 include $300,000 of real estate investment related to an employment agreement with one of the Company's officers.

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

         During fiscal year 1999, the Company wrote off approximately $2.8 million of fixed assets that will no longer be used by the company as a result of the planned out-sourcing of manufacturing operations and discontinuation of certain projects.



         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

         Accounts payable and accrued liabilities consist of the following major classes (in thousands):


                                                                                   MARCH 31,
                                                                              --------------------
                                                                                1998         1999
         Accrued legal and professional fees                                  $ 1,540      $ 3,031
         License rights payable and related fees (Note 7)                       2,000        1,500
         Restructuring accruals                                                     -        1,041

         Accounts payable - trade                                               3,394        1,226
         Other miscellaneous accruals                                             564          597
                                                                              -------      -------
                                                                              $ 7,498      $ 7,395
                                                                              =======      =======

         STOCK BASED COMPENSATION-

         The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly the Company accounts for its stock based compensation plans under the provisions of APB No. 25.

         LOSS PER SHARE-

         In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the years ended March 31, 1997, 1998, and 1999, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive.

         COMPREHENSIVE LOSS-

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued. The Company has adopted this standard which requires the display of comprehensive income or loss and its components in the financial statements. The Company has chosen to disclose Comprehensive Loss, which encompasses net loss and unrealized gains and losses on available-for-sale securities, in the Consolidated Statements of Stockholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.


2.       COST REDUCTION MEASURES

         On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase of cost reduction affected approximately 40 employees of the Company's 140-person workforce. The next reduction in force, in April 1999, affected an additional 26 employees. The Company will implement a further reduction in force in the future when the out-sourcing of the Company's manufacturing operations is complete.

         The impact of the cost reduction measures on the Company's financial results included a one-time charge of $7.2 million for the year ended March 31, 1999. This charge included $6.1 million in nonrecurring charges and $1.1 million in cost of sales. The $6.1 million nonrecurring charge included $3.1 million for the write off of fixed assets, capitalized license fees and capitalized patent costs that will no longer be used by the Company as a result of the planned out-sourcing of manufacturing operations and the discontinuation of certain projects, $2.3 million of severance costs, and approximately $700,000 of technology transfer costs and other costs related to the Company's plan to out-source manufacturing.

         Additionally, the Company wrote off $1.2 million in fixed assets through accelerated depreciation during fiscal year 1999 and expects to write off another $1.6 million in fixed assets through accelerated depreciation over the next 12 months as the manufacturing process is out-sourced. As of March 31, 1999, the Company had approximately $1.0 million in accrued liabilities related to the future costs of out-sourcing.



3.       THE CHUGAI AGREEMENT

         In April, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name) and ORALEX-Registered Trademark-, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received an up-front license fee of $14.0 million in fiscal year 1999. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter.

         Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. This premium was equal to $2.4 million and was recognized as revenue in the first quarter of fiscal year 1999. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals.

         The accompanying consolidated statements of operations incorporate the impact of the Chugai transaction. Proforma unaudited consolidated operating results of the Company for the year ended March 31, 1999, excluding the impact of the Chugai transaction, are summarized below (in thousands, except per share amounts):


                                                                         Year Ended March 31, 1999
                                                                 Results
                                                                Including        Impact of         Results
                                                                 Chugai           Chugai          Excluding
                                                               Transaction      Transaction        Chugai
                                                               -----------      -----------       ---------
         Revenues                                               $ 25,952         $ 16,371         $  9,581
         Operating Expenses                                      (46,612)          (9,378)         (37,234)
         Interest Income, net                                        820                -              820
                                                                ------------------------------------------
         Income (Loss) before income taxes                       (19,840)           6,993          (26,833)
         Foreign income taxes                                     (1,400)          (1,400)               -
                                                                ------------------------------------------
         Net Income (Loss)                                      $(21,240)        $  5,593         $(26,833)
                                                                ==========================================

         Net Income (Loss) per share - Basic and Diluted        $  (1.14)        $   0.30         $  (1.44)
         Weighted Avg. Common shares Outstanding                  18,564           18,564           18,564


4.       MARKETABLE SECURITIES

         Investments are recorded at estimated fair market value, and consist primarily of treasury securities, government agency securities and corporate obligations. The Company has classified all of its investments as available-for-sale securities. The following table summarizes available-for-sale securities at March 31, 1998 (in thousands):

                                                         COST NET OF
                                                          PREMIUMS/       GROSS         GROSS        ESTIMATED
                                                          DISCOUNTS    UNREALIZED     UNREALIZED       FAIR
                                                          AMORTIZED       GAINS         LOSSES         VALUE
                                                         -----------   ----------     ----------     ---------
         U.S. treasury securities and obligations
             of U.S. government agencies                   $ 4,501        $   -         $   (6)        $ 4,495

         Corporate obligations                              15,840            -            (61)         15,779



                                                           -------        -----         ------         -------
         Marketable securities available-for-sale          $20,341        $   -         $  (67)        $20,274
                                                           =======        =====         ======         =======


         The following table summarizes available-for-sale securities at March 31, 1999 (in thousands):

                                                       COST NET OF
                                                        PREMIUMS/         GROSS         GROSS       ESTIMATED
                                                        DISCOUNTS      UNREALIZED     UNREALIZED      FAIR
                                                        AMORTIZED         GAINS         LOSSES        VALUE
                                                       -----------     ----------     ----------    ---------
         Money market                                    $ 2,682           $ -           $ -        $ 2,682
         Certificate of Deposit                            3,000             -             -          3,000
         U.S. treasury securities and obligations
             of U.S. government agencies                   1,500             -             -          1,500
         Corporate obligations                             9,794             6             -          9,800
                                                         -------           ---           ---        -------
         Marketable securities available-for-sale        $16,976           $ 6           $ -        $16,982
                                                         =======           ===           ===        =======

         There were no gross realized gains or losses on sales of available-for-sale securities for the year ended March 31, 1999.

         The amortized cost and estimated fair value of debt and marketable securities at March 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                    COST LESS
                                                                    PREMIUMS/      ESTIMATED
                                                                    DISCOUNTS        FAIR
                                                                    AMORTIZED        VALUE
                                                                    ---------      ---------
                      Due in one year or less                         $16,599       $16,605
                      Due after one year through three years              377           377
                                                                      -------       -------
                                                                      $16,976       $16,982
                                                                      =======       =======


         At March 31, 1998 a $3.0 million certificate of deposit was held as a compensating balance under the Company's debt agreement. In September 1998, this loan was renegotiated and the compensating balance requirement was removed (see note 6). Accordingly, the certificate of deposit was included in the marketable securities balances for the fiscal year March 31, 1999, but not for the fiscal year ended March 31, 1998.



5.       INCOME TAXES

         As described in Note 1, the Company uses the asset and liability method of computing deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."





         The effective income tax rate on the loss before income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

                                                        FISCAL YEARS ENDED MARCH 31,
                                                     ----------------------------------
                                                        1997        1998         1999
                  Computed statutory tax             $ (4,517)   $ (7,342)    $ (7,221)
                  State income taxes                     (843)     (1,275)      (1,274)
                  Tax exempt interest                     (29)        (64)         (23)
                  Losses without income tax benefit     5,362       8,634        8,508
                  Other                                    27          47           10
                                                     --------    --------     --------
                  Provision for income taxes         $      -    $      -     $      -
                                                     ========    ========     ========

         At March 31, 1999, the Company has deferred tax assets of approximately $48.9 million relating to the following tax loss carryforwards for income tax purposes (in thousands):

                                                                                       EXPIRATION
                                                                           AMOUNT         DATES
                                                                          --------     ----------
         Federal ($120,975) and state ($38,855) net operating losses      $159,830      1999-2019
         Research and development credit - federal                           2,572      1999-2014
         Research and development credit - state                             1,328      1999-2014
         Alternative minimum tax credit                                        300      Indefinite

         For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforwards. If realized, approximately $1.1 million of the tax benefit for those items will be applied directly to paid-in capital, related to deductible expenses reported as a reduction of the proceeds from issuing common stock in connection with the exercise of stock options.

         The foreign income tax provision of $1.4 million included in the Company's fiscal 1999 net loss represents foreign taxes paid during the year related to the Chugai transaction.


6.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                         MARCH 31,
                                                                                  ----------------------
                                                                                   1998            1999
                 Note payable - due 2004                                          $3,754          $3,682
                 Note payable - due 2001                                           3,600           2,400
                                                                                  ------          ------

                                                       7,354           6,082
                 Less - current portion                1,272           1,278
                                                     -------          ------
                                                     $ 6,082          $4,804
                                                     =======          ======

         The note payable due in 2004 bears interest at a variable rate based upon the weighted average Eleventh District cost of funds plus 2.35 percent. The interest rate on this note is adjusted semi-annually and was 8 percent at March 31, 1998 and 1999. The note is secured by the Company's manufacturing facility and certain of the equipment contained therein and is payable in monthly installments of principal and interest. As of March 31, 1999, maturities of this note in each of the next five fiscal years are: $79,000, $85,000, $92,000, $100,000 and
         $3,326,000.

         The note payable due in April, 2001 bears interest at the prime rate (7.75 percent at March 31, 1999) and is payable in monthly installments of $100,000 plus accrued interest. The loan contains covenants relating to cashflow coverage and minimum cash balances. In September 1998, the terms of the loan were renegotiated which lowered the interest rate from prime plus one percent to the prime rate and released a compensating balance requirement. The loan is secured by the tangible assets of the Company.



7.       COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company conducts certain of its operations in leased premises and also leases equipment through lease financing. Terms of the leases, including renewal options, vary by lease. Future minimum rental commitments for all noncancelable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

                  FISCAL YEAR ENDED MARCH 31,                       AMOUNT
                  2000                                              $  703
                  2001                                                 379
                  2002                                                 234
                  2003                                                   9
                  2004                                                   -
                                                                    ------
                  Total minimum lease payments                      $1,325
                                                                    ======

         In fiscal 1998, the Company entered into a lease for its corporate headquarters. The lease expires in February 2000. The Company is obligated to pay real estate taxes, insurance and utilities on its portion of the leased property. Rental expense for the years ended March 31, 1997, 1998 and 1999 was $194,000, $245,000, and $297,000,
         respectively. As part of the cost reduction measures implemented in fiscal year 1999, the Company consolidated facilities and no longer occupies the building that had become its corporate headquarters in fiscal year 1998. As a result of this move, the Company recognized approximately $370,000 of the remaining rent expense through the end of the lease term as other nonrecurring charges in fiscal year 1999. However, because the Company has not yet paid rent for the period April 1999 through February 2000, the remaining lease payments are included in the schedule above.

         In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing ("Mellon") for a lease line of $1.6 million with a term of 48 months. The outstanding balance on this line of credit at March 31, 1999 was $1.0 million.



         LICENSE AGREEMENTS

         The Company has entered into license agreements requiring future royalty payments ranging from 1 1/4% to 3% of specified product sales relating to the licensed technologies. Additionally, there is a minimum royalty payment of $600,000 due to one licensor in each calendar year.

         In April 1998, the Company and Chugai Pharmaceutical Co., Ltd. ("Chugai") entered into a strategic alliance to develop and commercialize OPTISON (which may be marketed under a different name) and ORALEX-Registered Trademark- in Japan, Taiwan and South Korea. In exchange for granting to Chugai a royalty-based license to market these products in the named countries, MBI received an upfront license fee from Chugai of $14.0 million. In addition, Chugai made an equity investment in MBI common stock. MBI is eligible to receive milestone payments of up to $20.0 million based on the achievement of certain product development goals and will receive royalties from Chugai from the sale of commercialized products in the territory.

         PATENT MATTERS

         The Company considers the protection of its proprietary technologies to be material to its business prospects. The Company pursues a comprehensive program of patent and trademark prosecution for its products both in the United States and in other countries where the Company believes that significant market opportunities exist.

         The Company has an exclusive license to certain United States and foreign patents relating to gas-filled sonicated albumin microspheres from Steven B. Feinstein, M.D. (see - Business - Marketing and Licensing Agreements - Feinstein License) The Company itself owns additional United States and foreign patents covering ALBUNEX and OPTISON that broaden the product coverage of its license. Certain of these additional patents cover the Company's continuous flow sonication manufacturing process. The European equivalents of these manufacturing patents were challenged in an opposition proceeding brought by Andaris Ltd. which was decided in the Company's favor in January 1996. Andaris has appealed the decision. Andaris has also filed an opposition against the Company's ALBUNEX composition patent in Europe, and Andaris and two other parties have filed a similar opposition in Japan. No hearing date has been set in these latter two oppositions.

         The Company has received patents covering its method of manufacturing gas-filled albumin microspheres using a milling process. The Company believes that this process may be more reliable and efficient than the sonication process that the Company currently uses. The Company has also received patents on other perfluorocarbon-based technology relating to ultrasound contrast agents.

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



8.       STOCKHOLDERS' EQUITY

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



         COMMON SHARES RESERVED

         Common shares were reserved for the following purposes (in thousands):

                                                                   MARCH 31,
                                                               -----------------
                                                               1998         1999
                  Options granted                              3,139        3,855
                  Future grants of options                       488        1,699
                                                               -----        -----
                                                               3,627        5,554
                                                               =====        =====


         STOCK OPTIONS-

         1998 PLAN

         In fiscal 1999, the Board of Directors and the shareholders of the Company approved the 1998 Stock Option Plan as the sucessor to the Company's 1993 and 1997 Plans. All outstanding options under the 1993 and 1997 Plans were incorporated into the 1998 Plan plus an additional
         2.0 million shares. The 1998 Plan provides for the grant of both qualified incentive stock options and nonstatutory stock options to purchase Common Stock to employees, non-employee directors, independent consultants and advisors of the Company under four separate equity incentive programs. The exercise price per share may be either 85% of the fair value on the date of grant or fair market value of the stock on date of grant depending on the program. Options granted under this plan are exercisable per the terms specified in each individual option, but not before one year (unless the option exercisability is accelerated by the Company's Board of Directors), or later than ten years from the date of grant.

         1997 OUTSIDE DIRECTORS' PLAN

         In fiscal 1998, the Board of Directors and the shareholders of the Company approved the 1997 Directors' Option Plan and authorized the issuance of options for 300,000 shares pursuant to the plan. The Plan provides for the grant of both qualified incentive stock options and nonstatutory stock options to purchase common stock to non-employee directors of the Company at no less than the fair value of the stock on the date of grant. Options granted under this plan are exercisable per the terms specified in each individual option, but not before one year (unless the option exercisability is accelerated by the Company's Board of Directors), or later than ten years from the date of grant.

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

         OTHER OPTION GRANTS

         The Company has granted to employees, consultants and scientific advisors options to purchase shares of common stock. These options are exercisable per the terms specified in each individual option and lapse pursuant to the terms in the applicable plan. The options were granted at amounts per share which were not less than the fair market value at the date of grant.

         Additional information with respect to the Company's option plans is as follows:


                                                           EMPLOYEE OPTION PLANS             DIRECTORS' OPTION PLAN
                                                       --------------------------------    -----------------------------
                                                                        OPTION PRICE                      OPTION PRICE
                                                        SHARES           PER SHARE         SHARES          PER SHARE
                                                        ------         ---------------     ------       ----------------
         Options Outstanding at March 31, 1996         2,167,955       6.00 -     31.13    60,000       8.13 -     17.00
         Granted                                         914,375       6.50 -     11.13    15,000       6.88
         Exercised                                      (295,500)      6.00 -     10.63         -        -0-         -0-
         Expired or lapsed                              (176,760)      6.00 -     31.13         -        -0-         -0-
                                                       ---------       -----      -----   -------       ----       -----
         Options Outstanding at March 31, 1997         2,610,070       6.00 -     22.25    75,000       6.88 -     17.00
                                                       ---------       -----      -----   -------       ----       -----
         Granted                                         724,100       6.63 -     10.38    78,000       9.13        9.25
         Exercised                                      (100,340)      6.00 -      8.63         -        -0-         -0-
         Expired or lapsed                              (248,250)      6.25 -     22.25         -        -0-         -0-
                                                       ---------       -----      -----   -------       ----       -----
         Options Outstanding at March 31, 1998         2,985,580       6.00 -     22.25   153,000       6.88 -     17.00
                                                       ---------       -----      -----   -------       ----       -----
         Granted                                       1,194,288       0.93 -      9.69         -        -0-         -0-
         Exercised                                       (42,625)      6.00 -     10.13         -        -0-         -0-
         Expired or lapsed                              (434,912)      3.31 -     22.00         -        -0-         -0-
                                                       ---------       -----      -----   -------       ----       -----
         Options Outstanding at March 31, 1999         3,702,331       0.93 -     22.25   153,000       6.88 -     17.00
                                                       ---------       -----      -----   -------       ----       -----
         Options exercisable at March 31, 1999         2,402,807        -0-         -0-   153,000        -0-         -0-
                                                       ---------                          -------
         Reserved for future grants at March 31, 1999  1,674,404        -0-         -0-    25,000        -0-         -0-
                                                       ---------                          -------



         The following table summarizes information about fixed stock options outstanding at March 31, 1999:

                                        Options Outstanding                 Options Exercisable
                              -----------------------------------------    ---------------------
                                              Weighted-Avg      Weighted-              Weighted-
                                 Number        Remaining        Average      Number     Average
            Range of           Outstanding  Contractual Life    Exercise   Exercisable  Exercise
         Exercise Prices       at 3/31/99     Life (years)       Price     at 3/31/99    Price
         ---------------       ----------     ------------       -----     ----------    -----
         0.9281- 7.00          1,339,880          8.34            4.8179      580,116    6.4920
         7.125 - 9.6875        1,610,068          8.04            8.7301    1,151,306    8.0887
         9.875 -22.25            905,383          6.16           14.2934      824,385   14.5654
                               ---------          ----           -------    ---------   -------
         0.9281-22.25          3,855,331          7.70            8.4682    2,555,807    9.8153

         As permitted, the Company has adopted the disclosure only provisions of SFAS 123 effective April 1, 1996. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss, net loss applicable to common share owners, and net loss per common share for March 31, 1997, 1998 and 1999 would approximate the pro forma amounts below (in thousands, except per share amounts).

                                                             Fiscal Years Ended, March 31,
                                                       -------------------------------------------
                                                         1997             1998             1999
         Net income (loss) - as reported               $(13,284)        $(21,260)        $(21,240)
         Net income (loss) - pro forma                 $(14,559)        $(23,877)        $(26,429)
         Earning per share (loss) - as reported        $  (0.78)        $  (1.19)        $  (1.14)
         Earning per share (loss) - pro forma          $  (0.86)        $  (1.34)        $  (1.42)

         Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 1999: risk free rate of 4.75%, expected option life of 4 years, expected volatility of 65% and a dividend rate of zero. The weighted average fair value of options granted from the Employee stock option plans during fiscal 1997, 1998 and 1999 was $9.29, $7.85 and $5.43, respectively. The weighted average fair value of options granted from the Outside Director stock option plan during fiscal 1997 and 1998 was $6.88 and $9.19, respectively.

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



9.       SIGNIFICANT RESEARCH CONTRACTS

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

         The agreement provides the Company with between $33.0 million and $42.5 million in financing (including the $13.0 million common stock investment discussed below). Under the terms of the agreement, Mallinckrodt must make guaranteed payments to the Company totaling $20.0 million over four years to support clinical trials, related regulatory submissions and associated product development of the licensed products, which include but are not limited to ALBUNEX and OPTISON. These payments will be made in 16 quarterly installments of $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. The payments may be accelerated in the event that the Company's cumulative outlays for clinical trials are in excess of the amounts received at any point in time. However, the quarterly payments may not be postponed. As of March 31, 1999 the first 14 quarterly payments had been received by the Company.

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

         In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for ALBUNEX, OPTISON and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the

         Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia. Under the amendment to ARDA, Mallinckrodt agreed to pay fees up to $12.9 million plus 40 percent of product sales to cover royalties and manufacturing. Mallinckrodt made an initial payment of $7.1 million, consisting of reimbursement to the Company of $2.7 million that the Company paid to Nycomed to reacquire the exclusive product rights in Nycomed's territory, payment of $3.0 million to the Company under the terms of ARDA upon the extension of Mallinckrodt's exclusive rights to Nycomed's former territory, and payment of $1.4 million to Nycomed in satisfaction of the Company's obligation to pay 45 percent of any amounts that the Company receives in excess of $2.7 million upon the licensing of the former Nycomed territory to a third party. Of the remaining $5.8 million that may be paid, Mallinckrodt will pay $4.0 million to the Company (upon the achievement of the specified product development milestone) and $1.8 million to Nycomed (representing 45% of the $4.0 million payment to the Company). There can be no assurance, however, that this milestone will be satisfied. The Company has included all costs related to the reacquisition of its license rights from Nycomed in other nonrecurring charges in the financial statements. Of these costs, approximately $1.0 million was paid in fiscal 1996 and the remainder was paid in fiscal 1997.

         In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties agreement will be incorporated into an amendment to ARDA. In addition to the transfer of manufacturing, the amended agreement will extend Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the amended agreement, which will be retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

         Mallinckrodt is the Company's principal strategic marketing partner for its ALBUNEX and OPTISON ultrasound contrast agents for all areas of the world except Japan, Taiwan and South Korea, which are exclusively licensed to Chugai. Under the Company's arrangements with Mallinckrodt, Mallinckrodt has substantial control over all aspects of marketing the Company's product in its territories.

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

         In September 1996, the Company entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX family of products in the territory consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settled an outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX and resulted in the dismissal of all claims raised by the companies against each other. Under the agreement, the Company paid $3.0 million to Shionogi and agreed to pay an additional $5.5 million over the next three years, of which $4.0 million had been paid at March 31, 1999.

         In April 1998, the Company and Chugai entered into a strategic alliance to develop and commercialize OPTISON (which may be marketed under a different name) and ORALEX in Japan, Taiwan and South Korea. In exchange for granting to Chugai a royalty-based license to market these products in the named countries, MBI received an upfront license fee from Chugai of $14.0 million. In addition, Chugai made an equity investment in the Company's common stock. The Company is eligible to receive milestone payments of up to $20 million based on the achievement of certain product development goals and will receive royalties from Chugai from the sale of commercialized products in the territory.

         During the years ended March 31, 1997, 1998 and 1999, the Company received contract research payments and earned revenue under the above agreements as follows (in thousands):

                                                                          FISCAL YEARS ENDED MARCH 31,
                                                                       ---------------------------------
                                                                         1997         1998        1999
         Contract payments received:
             Chugai                                                    $      -     $ 1,575     $ 14,796
             US Government                                                    -          95            -
             Mallinckrodt                                                10,200       5,000        5,500
                                                                       --------     -------     --------
             Total                                                     $ 10,200     $ 6,670     $ 20,296
                                                                       ========     =======     ========
         Contract payments earned:
             Chugai                                                    $      -     $     -     $ 16,371
             US Government                                                    -          95            -
             Mallinckrodt                                                10,200       5,000        5,500
                                                                       --------     -------     --------
             Total                                                     $ 10,200     $ 5,095     $ 21,871
                                                                       ========     =======     ========


         10.   OTHER NONRECURRING CHARGES

         Other nonrecurring charges include the following for the years presented:

                                                                       FISCAL YEARS ENDED MARCH 31,
                                                                       ----------------------------
                                                                        1997       1998       1999
         Write-off of license rights of  former Nycomed territory      $ 3,000      $ -      $     -
         (Note 9)
         Impact of Cost Reduction Measures  (Note 2)                         -        -        6,120
         Write-off of reacquired Shionogi license rights (Note 3)            -        -        8,500
         Bankers fees related to Chugai (Note 3)                             -        -          878
                                                                       -------      ---      -------
                                                                       $ 3,000      $ -      $15,498
                                                                       =======      ===      =======


         As a result of slower than planned OPTISON sales, the Company initiated a cost reduction plan in fiscal 1999 to reduce expenses and preserve capital. The impact of the cost reduction measures, out-sourcing of the Company's manufacturing operations and discontinuation of certain projects resulted in a one-time charge of $6.1 million. The Company wrote off $1.2 million in fixed assets through accelerated depreciation during fiscal year 1999 and expects to write-off another $1.6 million in fixed assets through accelerated depreciation over the next 12 months as the manufacturing process is out-sourced.

         In fiscal 1999, the Company wrote off $8.5 million of license rights related to the sale to Chugai of territory rights previously reacquired from Shionogi. In addition, the Company incurred a one-time charge of $878,000 in bankers fees in connection with the Chugai Agreement.

         In September 1996, the Company entered into an agreement with Nycomed for the repurchase of the rights to manufacture, market and sell its ALBUNEX family of products in the territory formerly exclusively licensed to Nycomed (see note 9). As a result, during fiscal year 1997 the Company wrote off the license rights of the former Nycomed territory in the amount of $3.0 million.

11.      SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 1999 and 1998 (in thousands, except per share amounts):


         Quarter Ended:                                                  Jun 30     Sep 30     Dec 31     Mar 31
         --------------                                                  ------     ------     ------     ------
         Fiscal 1999
         Revenues                                                       $ 18,988   $  2,666    $ 2,185    $ 2,113
         Research and Development Costs                                    2,227      2,409      2,358      2,089
         Total Operating Costs and Expenses                               17,113      9,950     14,238      5,311
         Net Income/(Loss)                                                   740     (7,068)   (11,870)    (3,042)
         Income/(Loss) Per Common Share                                     0.04      (0.38)     (0.64)     (0.16)
         Weighted Average Common Shares Outstanding                       18,512     18,581     18,581     18,581

         Quarter Ended:                                                  Jun 30     Sep 30     Dec 31     Mar 31
         --------------                                                  ------     ------     ------     ------
         Fiscal 1998
         Revenues                                                       $  1,474   $  1,426    $ 1,373    $ 1,973
         Research and Development Costs                                    2,185      2,680      2,939      3,274
         Total Operating Costs and Expenses                                6,736      6,401      7,517      8,127
         Net Income/(Loss)                                                (4,799)    (4,621)    (5,903)    (5,937)
         Income/(Loss) Per Common Share                                    (0.27)     (0.26)     (0.33)     (0.33)
         Weighted Average Common Shares Outstanding                       17,752     17,768     17,813     17,793



12.      SUBSEQUENT EVENTS

         In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON, the only advanced generation cardiac ultrasound imaging agent commercially available in the United States and Europe, from MBI to Mallinckrodt. The parties agreement will be incorporated into an amendment to ARDA. In addition to the transfer of manufacturing, the amended agreement will extend Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the terms of the amended agreement, which will be retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

         In May and June 1999, the Company received correspondence from the PTO with respect to the ImaRx patents involved in the reexamination proceedings. The PTO indicated that all claims of U.S. Patent No. 5,547,656 (`656) and U.S. Patent No. 5,527,521(`521) will be allowed in their original form.

         In May 1999, the Company and Mallinckrodt received notice of a lawsuit filed against them by DuPont Pharmaceuticals Company ("DuPont) and ImaRx in the United States District Court for the District of Delaware (the "DuPont Case"). The lawsuit alleges that the manufacture and sale of OPTISON infringes the `656 patent owned by ImaRx and exclusively licensed to DuPont. MBI has counterclaimed for a declaration of invalidity and non-infringement with respect to the `656 patent. In June 1999, DuPont and ImaRx amended their complaint in the DuPont case to add allegations that the manufacture and sale of OPTISON also infringes the `521 patent owned by ImaRx and exclusively licensed to DuPont.

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

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors is incorporated in this report by reference to the information contained under the caption "Election of Directors" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on August 26, 1999 ("1999 Proxy Statement"). Information concerning executive officers is included in Part I of this report.


ITEM 11.          EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated in this report by reference to the information contained under the caption "Executive Compensation" in the Company's 1999 Proxy Statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership is incorporated in this report by reference to the information contained under the caption "Stock Ownership" in the Company's 1999 Proxy Statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated in this report by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

  (a)    (1)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         (2) The financial statements and financial statement schedules filed as a part of this Report are listed in the "Index to Consolidated Financial Statements and Schedules".

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

         3.2      Certificate of Amendment to Certificate of Incorporation of
                  Molecular Biosystems, Inc. dated August 20, 1996.
                  (Incorporated by reference from Exhibit 3.2 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

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

         10.30+   First Amendment to the Molecular Biosystems, Inc. 1993 Stock
                  Option Plan (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on
                  September 15, 1997 (Registration No. 333-35633.)

         10.31+   Molecular Biosystems, Inc. 1997 Outside Directors Stock Option
                  Plan (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on
                  September 15, 1997 (Registration No. 333-35631.)

         10.32+ Second Amendment to 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.33+ Third Amendment to 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.34+   1998 Stock Option Plan. (Incorporated by reference to the
                  Company's Proxy Statement on Form 14A for the fiscal year ended March 31, 1998.)

         10.35+*  1998 Stock Option Plan (as amended and restated through
                  September 22, 1998.)

         10.36+ Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder, M.D. (Incorporated by reference from
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)




         10.37+   Employment Agreement dated November 1, 1995 between the
                  Company and Bobba Venkatadri. (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

         10.38+ First Amendment to Employment Agreement dated April 30, 1996 between the Company and Bobba Venkatadri. (Incorporated by reference from Exhibit 10.34 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1997.)



         10.39+   Partnership Agreement dated October 18, 1996 between the
                  Company and Bobba and Annapurna Venkatadri. (Incorporated by reference from Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

         10.40+   Employment Agreement dated as of September 1, 1997 between the
                  Company and Gerard A. Wills. (Incorporated by reference from
                  Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.41+   Employment Agreement dated as of September 1, 1997 between the
                  Company and William I. Ramage. (Incorporated by reference from
                  Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.42+   Employment Agreement dated as of December 1, 1997 between the
                  Company and Thomas Jurgensen. (Incorporated by reference from Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.43+   Employment Agreement dated as of September 1, 1997 between the
                  Company and Joni Harvey. (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.44+   Employment Agreement dated as of September 1, 1997 between the
                  Company and Howard Dittrich. (Incorporated by reference from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.45+   Separation Agreement effective May 30, 1997 between the
                  Company and Allan Mizoguchi, Ph.D. (Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.46+   Separation Agreement effective May 30, 1997 between the
                  Company and James Barnhart, Ph.D. (Incorporated by reference from Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.47+   Separation Agreement effective September 4, 1998 between the
                  Company and Kenneth J. Widder, M.D. (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1998.)

         10.48+*  Separation Agreement effective December 31, 1998 between the
                  Company and Gerard A. Wills.

         10.49+*  Separation Agreement effective March 3, 1999 between the
                  Company and William T. Ramage.

         10.50+*  Separation Agreement effective March 3, 1999 between the
                  Company and Thomas Jurgensen.


         10.51    Triple Net Lease dated June 19, 1995 between the Company and
                  Radnor/Collins/Sorrento Partnership. (Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

         10.52 First Amendment to Sublease dated February 27, 1998 between the Company and Dura Pharmaceuticals, Inc. (Incorporated by reference from Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.53    Sublease dated October 1, 1997 between the Company and Dura
                  Pharmaceuticals, Inc. (Incorporated by reference from Exhibit
                  10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.54    Equipment Lease Agreement dated June 30, 1997 between the
                  Company and Mellon US Leasing. (Incorporated by reference from
                  Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.55    Sublease dated February 16, 1998 between the Company and
                  ComStream Corporation. (Incorporated by reference from Exhibit
                  10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.56 Promissory note dated December 31, 1993 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit
                  10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

         10.57 Second Amendment to Promissory note dated June 24, 1996 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

         10.58 Promissory note dated December 31, 1993 between the Company and John W. Young. (Incorporated by reference from Exhibit
                  10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

         10.59*   License Agreement dated March 26, 1999 between the Company and
                  Schering Aktiengesellschaft.

         19       Documents not previously filed are marked with an asterisk (*).

         23*      Consent of Arthur Andersen LLP.

(b)     REPORT ON FORM 8-K

        A Current Report on Form 8-K dated November 10, 1998 was filed on January 11, 1999 reporting the following: (1) that as a result of slower than planned ramp up of OPTISON sales, the Company had initiated a multi-phase program to reduce expenses and preserve capital; (2) that changes in management had occurred; and (3) that the U.S. Patents & Trademark Office would allow certain of the `751 patent claims filed by Sonus Pharmaceuticals to be filed against the Company in their original form.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 1999.

                                  MOLECULAR BIOSYSTEMS, INC.


                                  By: /s/ Bobba Venkatadri
                                      --------------------------------
                                          Bobba Venkatadri
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                Title                                 Date
          ---------                                -----                                 ----
/s/ Bobba Venkatadri                   President, Chief Executive                    June 28, 1999
--------------------------------           Officer (Principal Executive
    Bobba Venkatadri                       Officer)

/s/ Elizabeth L. Hougen                Executive Director-Finance                    June 28, 1999
--------------------------------           and Chief Financial Officer
    Elizabeth L. Hougen                    (Principal Financial and
                                           Accounting Officer)

/s/ Robert W. Brightfelt               Director                                      June 28, 1999
--------------------------------
    Robert W. Brightfelt

/s/ Charles C. Edwards, M.D.           Director                                      June 28, 1999
--------------------------------
    Charles C. Edwards, M.D.

/s/ Gordon C. Luce                     Director                                      June 28, 1999
--------------------------------
    Gordon C. Luce

/s/ David Rubinfien                    Director                                      June 28, 1999
--------------------------------
    David Rubinfien

/s/ David W. Barry, M.D.               Director                                      June 28, 1999
--------------------------------
    David W. Barry, M. D.

/s/ Jerry Jackson                      Director                                      June 28, 1999
--------------------------------
    Jerry Jackson