Form 10-K/A
period 1999-03-31
MOLECULAR BIOSYSTEMS INC
filed 1999-07-29
CIK 719598

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A
  (Mark One)
     [X]           Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

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

     Information concerning the Company's executive officers is included in
Part I Item 4 of this report under the caption, "Executive Officers of the Registrant".

DIRECTORS

     There is set forth below for each of the Company's seven directors his principal occupation, age, the year that he became a director of the Company and additional biographical data:

BOBBA VENKATADRI, 55
President and Chief Executive Officer

     Bobba Venkatadri has served as the Company's President since October 1995 and as a director of the Company since November 1995. He served as Chief Operating Officer from October 1995 until May 1997, at which time he was elected by the Company's Board to the office of Chief Executive Officer. He held the position of Executive Vice President of the Pharmaceutical Division of Centocor, Inc., from September 1992 until he joined the Company, and as Vice President - Operations of Centocor's Pharmaceutical Division from March 1992 to September 1992. He was employed by Warner-Lambert Company from 1967 until February 1992 in a variety of Senior Management positions including, Senior Director, Pharmaceutical Operations, President of Warner-Lambert, Indonesia, and Vice President Parke-Davis Operations, USA. Mr. Venkatadri serves on the Board of the San Diego YMCA.

DAVID W. BARRY, M.D., 55
Chairman and Chief Executive Officer
Triangle Pharmaceuticals, Inc.

     David W. Barry, M.D., was elected to the Company's Board of Directors in May 1996. He currently serves as Chairman and Chief Executive Officer of Triangle Pharmaceuticals, Inc. Prior to joining Triangle Pharmaceuticals in 1995, Dr. Barry served for 18 years with Burroughs Wellcome and the Wellcome Foundation in various positions, including Worldwide Group Director, Research, Development & Medical Affairs of the Wellcome Foundation;
President of the Wellcome Research Laboratories; and a member of the Board of Directors for the Wellcome Foundation and Wellcome PLC. He previously spent five years with the U.S. Food and Drug Administration in various capacities. Dr. Barry received his medical degree from Yale University School of Medicine.

ROBERT W. BRIGHTFELT, 55
President, Global Products
Dade Behring, Inc.

     Robert W. Brightfelt has served as a director of the Company since October 1987. Mr. Brightfelt received his B.S. and M.S. degrees in mechanical engineering from the University of Nebraska in 1965 and 1967, respectively, and his M.B.A. from the University of Georgia in 1970. He joined the DuPont Company in 1967 as a mechanical engineer and held various management positions in Dupont's Medical Products Department. Mr. Brightfelt retired from DuPont in May, 1996, and currently serves as President, Global Products, and as member of the Board of Directors for Dade Behring, Inc.

CHARLES C. EDWARDS, M.D., 75

     Charles C. Edwards, M. D., has served as a director of the Company since March 1987. In 1969, he was appointed by President Nixon as Commissioner of the U.S. Food and Drug Administration, and in 1973 he was appointed Assistant Secretary for Health in the U.S. Department of Health, Education and Welfare. In 1977, Dr. Edwards assumed the position of President and Chief Executive Officer of Scripps Clinic and Research Foundation and served in that position until 1991. In 1991, he was appointed the President and Chief Executive Officer of the Scripps Institutions of Medicine and Science and served in that position until 1993. Dr. Edwards currently serves as a director of Bergen Brunswig Corporation, Northern Trust of California and the IDEC Pharmaceutical Corporation. Additionally, Dr. Edwards serves on the Board of Trustees of the Scripps Research Institute, the Scripps Institutes of Medicine and Science, the San Diego Hospice and the San Diego YMCA. He received his medical degree from the University of Colorado in 1948, and received his surgical training at the Mayo Clinic in Rochester, Minnesota.

JERRY T. JACKSON, 58

     Jerry T. Jackson has served as a director of the Company since December 1996. From 1965 until his retirement in 1995, Mr. Jackson was employed with Merck & Company, Inc. in various management positions. From 1993 until retirement, he held the position of Executive Vice President of Merck. During this time, Mr. Jackson had responsibility for Merck's International Human Health Division, Worldwide Human Vaccines, the AgVet Division, Astra/Merck U.S. Operations and Worldwide Marketing. Mr. Jackson was Senior Vice President of Merck & Company, Inc. from 1991 to 1992 and previously was President of Merck Sharp and Dohme International. Mr. Jackson also currently serves as a director on the boards of CorTherapeutics, Inc., Crescendo Pharmaceutials Corp., and SunPharm Corporation.

GORDON C. LUCE, 73

     Gordon C. Luce has served as a director of the Company since June 1989. Mr. Luce joined Great American First Savings Bank in San Diego, California in 1969 as its President and Chief Executive Officer and held the position of Chairman of the Board from 1979 until his retirement in July 1990. During 1982, he was an Alternate Delegate to the United Nations and has served as a member of three Presidential commissions. Mr. Luce is a former Chairman of Scripps Clinic and Research Foundation and Scripps Health and is a former trustee of Scripps Research Institute. He is also currently serving as a director of a publicly held company, PS Group, and is a Trustee of the University of Southern California in Los Angeles.

DAVID RUBINFIEN, 78

     David Rubinfien has served as a director of the Company since December 1985. He held the position of President and Chief Executive Officer of Systemix, Inc. from January 1989 until January 1991, and from 1985 to 1988 he was Chairman and Chief Executive Officer of Microgenics Corporation in Concord, California. From 1973 to 1984, he held several key positions at Syntex Corporation in Palo Alto, California. Mr. Rubinfien also currently serves as a director of Matritech, Inc., another publicly held company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons holding more than ten percent of the Company's stock to report their initial ownership of the Company's stock and any subsequent changes in ownership to the Securities and Exchange Commission. Reports of changes in ownership generally are required to be filed by the tenth day of the month following the transaction.

     Based solely on its review of copies of such reports, the Company believes that during the fiscal year ended March 31, 1999, all filing requirements applicable to its directors, executive officers and other beneficial owners holding more than ten percent of the Company's common stock were satisfied.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's Board of Directors has standing Executive, Audit, Compensation and Officer Options Committees. It does not have a standing nominating committee.

     The Executive Committee generally possesses the same powers as the full Board of Directors to manage the affairs of the Company, but may not amend the Company's certificate of incorporation or by-laws or make recommendations to the stockholders with respect to the merger, consolidation or dissolution of the Company or the sale of all or substantially all of the Company's assets. Mr. Venkatadri serves on the Executive Committee with a second director; the other position remains vacant following the resignation of Kenneth J. Widder in September 1998.

     The Audit Committee, composed of Messrs. Brightfelt, Jackson, Luce and Rubinfien, reviews the scope and results of the independent public accountants' engagement, the Company's internal accounting controls and other pertinent auditing and internal control matters.

     The Compensation Committee, composed of Messrs. Brightfelt and Rubinfien and Drs. Barry and Edwards, reviews and recommends to the Board of Directors the compensation levels of the Company's executive officers. In addition, the Compensation Committee reviews the procedures involved in setting management compensation and employee benefits. Acting as the Officer Options Committee, the Compensation Committee administers the Company's stock option plans as they relate to the executive officers of the Company.

MEETINGS

     During the fiscal year ended March 31, 1999, the Board of Directors held six meetings. The Executive Committee met formally 11 times during the year and met informally on a number of additional occasions. The Audit Committee met once during the year and the Compensation Committee met three times during the year. Messrs. Venkatadri and Luce each attended all six meetings of the Board; Dr. Edwards, Messrs. Jackson and Rubinfien each attended five meetings, Dr. Barry attended four meetings, and Mr. Brightfelt attended three meetings. All of the members of the Audit Committee attended its one meeting. Mr. Venkatadri attended all 11 meetings of the Executive Committee. Mr. Rubinfien attended all three Compensation and Officer Options Committee meetings, Dr. Edwards attended two meetings and Dr. Barry and Mr. Brightfelt each attended one meeting.

DIRECTORS' COMPENSATION

     Directors receive a retainer of $8,000 per year. No additional fees are paid for attendance at board meetings; however, a fee of $750 is paid to each director for attendance at each regular committee meeting. Pursuant to the terms of the 1998 Stock Option Plan, on the date of each Annual Meeting of Stockholders, each individual who is to continue to serve as a non-employee director will automatically be granted a non-statutory option to purchase 6,500 shares of Common Stock, provided such individual has served as a non-employee director for at least six (6) months and is not an owner of more than 5% of the stock of the Company.

ITEM 11.       EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company during the fiscal years ended March 31, 1999, 1998 and 1997 to the following persons (the "named executive officers"): (i) the Chief Executive Officer
(ii) each of the other most highly compensated executive officers of the Company serving as of the fiscal year end on March 31, 1999, and (iii) two individuals who would have been included in (ii) but for the fact that they were no longer serving as of March 31, 1999:


                                                 Annual Compensation                              Long-Term Compensation
                                       -------------------------------------------     -----------------------------------------
                               Year                                 Other Annual       Restricted    Securities     All Other
                              Ended                                 Compensation         Stock       Underlying   Compensation
   Name                      March 31  Salary ($)   Bonus ($)            ($)           Award ($)     Options (#)    ($) (11)
   ------------------------- --------- ------------ -----------     --------------     ----------    -----------  --------------

   Bobba Venkatadri            1999        311,355     103,800  (1)             -         79,688 (6)    213,513           3,115
     President, Chief          1998        299,141      55,899  (3)        37,606 (2)          -        100,000           3,269
     Executive                 1997        285,012      36,000  (7)        38,825 (2)     20,000 (4)     50,000           3,562
     Officer and Member of
     the Executive Committee

   Howard Dittrich, M.D.       1999        235,303     103,300 (10)             -         63,750 (6)    131,300           4,005
     Executive Vice President  1998        196,538      29,910  (3)             -              -         32,000           3,374
                               1997        163,758           -                  -         57,750 (5)     92,000           3,427

   Elizabeth L. Hougen         1999        110,046      12,178  (1)             -         38,250 (6)     63,000           1,833
     Executive Director -      1998         87,500       5,274  (3)         1,500 (9)          -          9,500           1,833
     Finance and Chief         1997         66,816           -             10,625 (9)          -          5,500           1,355
     Financial Officer

   Joni Harvey                 1999        149,500      31,900  (1)             -         47,813 (6)     91,000               -
     Vice President -          1998        129,231      30,570  (3)             -              -         24,000               -
     Operations                1997         75,110      30,570  (7)             -              -         45,000               -

   Kenneth Widder, M.D.        1999        126,056     103,800  (1)       560,826  (8)         -         57,900           1,815
     Former Chairman of the    1998        266,578      81,806  (3)             -              -        100,000           2,512
     Board And Member of the   1997        241,215      55,439  (7)             -         60,000 (4)     50,000           3,015
     Executive Committee

   Gerard A. Wills             1999        134,529      54,158  (1)       221,688  (8)         -         23,500           2,338
      Former Vice President-   1998        159,200      33,156  (3)             -              -         28,000           2,692
      Finance and Chief        1997        139,058      26,844  (7)             -         30,000 (4)     80,000           2,853
      Financial Officer


(1)   Paid in respect of performance for the fiscal year ended March 31, 1998.

(2)   Represents relocation expense payments.

(3)   Paid in respect of performance for the fiscal year ended March 31, 1997.

(4) Awarded in respect of performance for the fiscal year ended March 31, 1996 and as additional compensation. The awards were paid in unregistered shares from which shares to satisfy withholding requirements were withheld. The net shares awarded were as follows: Dr. Widder, 4,220 shares; Mr. Venkatadri, 1,197 shares; and Mr. Wills, 1,828 shares. The shares were issued in April 1996 and were taxable immediately to the recipients, but the unregistered shares that they received could not be sold in the public market for two years (a period subsequently reduced to one year as a result of changes in holding period requirements of the Securities and Exchange Commission's Rule 144).

(5) Awarded to Dr. Dittrich in connection with his employment in May 1996. The award was paid in unregistered shares from which shares to satisfy withholding requirements were withheld. The shares were issued in May 1996 and Dr. Dittrich was contractually restricted from selling any of these shares for a three-year period.

(6) Awarded in respect of performance as a retention bonus. The shares were awarded as follows: Mr. Venkatadri, 25,000 shares; Dr. Dittrich, 20,000 shares; Ms. Hougen, 12,000 shares; Ms. Harvey, 15,000 shares. The shares were granted in December 1998 and issued in May 1999. These shares will be fully vested on February 1, 2000. Once vested, the shares will be immediately taxable to the recipients and the officers will have the ability to immediately trade these shares.

(7)   Paid in respect of performance for the fiscal year ended March 31, 1996.

(8)   Represents payments related to termination.

(9)   Represents proceeds from same day sale of nonqualified stock options.

(10) Includes $40,800 paid in respect of performance for fiscal year ended March 31, 1998, and $62,500 paid in recognition of promotion to Executive Vice-President in February 1999.

(11) These amounts represent the Company's matching contribution under the Company's 401(k) plan. For each of the fiscal years ended March 31, 1999, 1998 and 1997, the matching contribution was 2% of the first 6% contributed by each participant.


OPTION GRANTS IN LAST FISCAL YEAR

         The Company granted stock options under the Company's 1998 Stock Option Plan in respect of performance during the fiscal year ended March 31, 1999. The following table sets forth each grant of stock options made during the fiscal year ended March 31, 1999 to each of the named executive officers:

                                                 % of Total                                Potential Realizable Value
                            Number of             Options        Exercise                    at Assumed Annual Rates
                            Securities           Granted to       Price                    of Stock Price Appreciation
                            Underlying           Employees         Per       Expiration          for Option Term
Name                       Options (#)         in Fiscal Year     Share         Date        5% ($) (5)    10% ($) (5)
-------------------------  -------------       ---------------  -----------  ------------  -------------  -------------
Bobba Venkatadri                 57,900  (1)        5.0%           $  9.69       5/12/08     $  352,751     $  893,940
                                 10,613  (2)        0.9%              0.93        1/4/09         38,771         67,570
                                100,000  (3)        8.4%              2.75       1/21/09        172,946        438,279
                                 45,000  (4)        3.8%              3.31      11/17/08         93,745        237,567

Howard Dittrich, M.D.            26,300  (1)        2.2%              9.69       5/12/08        160,231        406,055
                                 65,000  (3)        5.5%              2.75       1/21/09        112,415        284,881
                                 40,000  (4)        3.4%              3.31      11/17/08         83,328        211,171

Elizabeth L. Hougen               8,000  (1)        0.7%              9.69       5/12/08         48,739        123,515
                                 30,000  (3)        2.5%              2.75       1/21/09         51,884        131,484
                                 25,000  (4)        2.1%              3.31      11/17/08         52,080        131,982

Joni Harvey                      21,000  (1)        1.8%              9.69       5/12/08        127,941        324,227
                                 40,000  (3)        3.4%              2.75       1/21/09         69,178        175,312
                                 30,000  (4)        2.5%              3.31      11/17/08         62,496        158,378

Kenneth J. Widder, M.D.          57,900  (1)        4.9%              9.69       5/12/08        352,751        893,940

Gerard A. Wills                  23,500  (1)        2.0%              9.69       5/12/08        143,172        362,825


(1) These options were granted in May 1998 under the Company's 1998 Stock Option Plan as the fiscal year 1999 Incentive Compensation Plan. The shares became vested and exercisable on April 1, 1999 and have a term of ten years. Under the 1998 stock option plan, each option holder has the right to pay the exercise price by delivering shares of common stock that the holder previously acquired, and to have the Company withhold, from shares otherwise issuable upon the exercise of the option, sufficient shares to satisfy the Company's withholding liability in connection with the exercise. Each option generally may be exercised only when vested and while the holder is an employee of the Company or within 90 days following the termination of his employment. In the discretion of the Compensation Committee, this 90-day period may be extended in the case of nonstatutory stock options to any date ending on or before the applicable expiration date of the option. No option may be transferred except by will or applicable intestacy laws.

(2) These options were granted on January 4, 1999 under the Company's 1998 Stock Option Plan in exchange for a salary deferral of $20,000.

(3) These options were granted in January 1999 under the Company's 1998 Stock Option Plan in respect of performance for the fiscal year ended March 31, 1999. All options vest in four equal installments beginning on the first anniversary of the date of grant and have a term of ten years.

(4) These options were granted in December 1998 as part of the Company's retention bonus plan. The shares become vested and exercisable in November 1999 and have a term of 10 years.

(5) The dollar amounts presented in these columns are the results of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to the optionees is possible without an increase in the price of the Company's stock, which will correspondingly benefit all stockholders. For options granted during fiscal year ended March 31, 1999, assuming 5% and 10% compounded annual appreciation of the stock price over the term of the options, the average price of a share of Common Stock would be $3.31 and $8.34, respectively, on March 31, 2009.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES
     None of the named executive officers exercised stock options during the fiscal year ended March 31, 1999. The following table sets forth, for each of the named executive officers, the fiscal year-end number and value of unexercised options


                                            Number of Securities                  Value of Unexercised
                                           Underlying Unexercised                     In-the-Money
                                           Options at 3/31/99 (#)              Options at 3/31/99 ($) (1)
                                       --------------------------------      --------------------------------
     Name                                Exercisable     Unexercisable         Exercisable     Unexercisable
     ----------------------------      ---------------  ---------------      ---------------  ---------------

     Bobba Venkatadri                       320,000            378,513          $       -     $       18,009

     Howard Dittrich, M.D.                   72,500            207,800                  -                  -

     Elizabeth L. Hougen                     18,501             69,999                  -                  -

     Joni Harvey                             40,000            135,000                  -                  -

     Kenneth J. Widder, M.D.                387,900                  -                  -                  -

     Gerard A. Wills                        189,000                  -                  -                  -


(1) Based on the $2.625 per share closing price of the Company's Common Stock on March 31, 1999.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     As of April 1, 1999, Mr. Venkatadri is paid an annual salary of $335,000 less $41,000 which he elected to defer pursuant to the 1998 Stock Plan; Dr. Dittrich is paid an annual salary of $250,000; Ms. Hougen is paid an annual salary of $129,000; and Ms. Harvey is paid an annual salary of $163,500. The Company's employment contracts with its executive officers are of indefinite duration, subject, however, to termination in certain events.

     During the fiscal year ended March 31, 1999, two executive officers, Dr. Widder and Mr. Wills terminated their employment with the company. Dr. Widder is continuing to receive severance payments pursuant to a termination agreement.

     The Company currently has employment contracts with all executive officers of the Company. In the event of the termination of these employment agreements as a result of (i) a termination without cause within 2 years following a change of control or (ii) a constructive termination, MBI is required to pay severance in an amount ranging from 1.5 to 3 times (A) the officer's base salary in effect immediately prior to the change of control and (B) the higher of (x) 100% of the officer's target bonus as determined under MBI's incentive compensation plan or (y) an average of the three most recent bonuses awarded to the officer (collectively, referred to as "Severance Payments").

     The employment agreements contain a limitation providing that the Severance Payments will be reduced as necessary so that their present value does not exceed 2.99 times the officer's base amount, as "base amount" is defined in
Section 280G(b)(3) of the Internal Revenue Code.

     Additionally, the employment agreements specify that during the period of time in which Severance Payments are being paid to the officer, MBI is required to provide COBRA continuation coverage to the officer and dependents who are insured at the time of termination under the Company's medical, dental and vision insurance plans, and to assume the cost of continuation coverage provided to the officer and his or her covered dependents.

     The employment agreements also provide that, in the event of a change of control (whether or not followed by termination of employment), all stock options under any MBI stock option plan which the officer holds at the time of such change of control shall become fully "vested" (I.E., immediately exercisable).

               COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation of the Company's executive officers is determined generally by the Compensation Committee of the Company's Board of Directors. The four members of the Compensation Committee, Drs. Edwards and Barry and Messrs. Brightfelt and Rubinfien, are outside directors of the Company.

     Decisions of the Compensation Committee relating to executive officers' base salaries and cash bonuses are reviewed and approved by the full Board; decisions of the Compensation Committee relating to executive officers' stock options are not subject to the Board's review.

     We remind readers that the Company's fiscal year begins on March 1. Compensation for fiscal year 1999 covers the calendar months of March through December of 1998 and the first three months of 1999. Cash bonuses that were awarded with respect to services provided in fiscal year 1998 were based on performance during the calendar months of March through December of 1997 and the first three months of 1998; and decisions as to salary increases for fiscal year 1999 related to services provided during that same period.


EXECUTIVE COMPENSATION POLICIES

     The Company's executive compensation policies seek to coordinate compensation with the Company's product development goals, performance objectives and business strategy. These policies are intended to attract, motivate and retain executive officers whose contributions are critical to the Company's long-term success and to reward executive officers for attaining individual and corporate objectives which enhance stockholder value.

     The Company's compensation program for its executive officers consists of cash compensation and long-term compensation. Prior to fiscal year 1999, cash compensation was paid in the form of a base salary and a cash bonus, and long-term compensation was paid in the form of stock options. Cash bonuses were intended to provide executive officers with an opportunity to earn additional cash compensation through individual and Company performance. Stock options were intended to focus executive officers on managing the Company from the perspective of an owner with an equity interest and to align their long-term compensation with the benefits realized by the Company's stockholders.

     In May 1998, the Compensation Committee recommended, and the Board of Directors approved, the Company's Fiscal Year 1999 Incentive Compensation Plan. The plan introduced a two-pronged approach to incentive compensation, replacing the cash bonus program used in the Fiscal Year 1998 Incentive Compensation Plan and in prior fiscal years. The new plan uses the concept of a targeted bonus for each management employee. Under the first prong, stock options are awarded to each management employee for a certain specified number of shares. The number of shares is determined in accordance with a formula, which provides that if stock prices rise by a specified percentage from the market price on the date of the option grant, an employee will have an increase in the value of his option shares equal to the cash bonus he or she would have been awarded under the old cash bonus program. The second prong consists of a cash incentive of various percentages of an employee's targeted bonus, depending on the level of end user sales of OPTISON. The plan is intended to provide a powerful incentive to management to focus on maximizing revenues but, due to the fact that it is composed mostly of stock, is sensitive to the Company's budget.

     In December 1998, following an overall workforce reduction, the Compensation Committee recommended, and the Board of Directors approved, an officer retention incentive and compensation program as part of a company-wide retention program. Pursuant to this program, shares of restricted stock and additional stock options were granted on a company-wide basis in fiscal year 1999 and cash bonuses will be awarded on a company-wide basis in fiscal year 2000.

     SALARIES. The Compensation Committee determines the salaries of executive officers on the basis of (i) the individual officers' scope of responsibilities and level of experience, (ii) the rate of inflation, (iii) the range of the Company's merit increases for its employees generally and (iv) the salaries paid to comparable officers in comparable companies. The Compensation Committee has not commissioned a formal survey of executive officer compensation at comparable companies, but has relied on published salary surveys for general indications of salary trends and informal surveys by the Company of other biomedical companies of roughly similar size.

     For fiscal year 1999, Dr. Widder received a salary increase of $12,500, or 5%, to $262,500; Mr. Venkatadri received a salary increase of $15,000, or 5%, to $315,000; Dr. Dittrich received an initial salary increase of $19,700, or 10%, to $216,700, and then, upon, promotion, received an additional salary increase of $33,300, or 15%, to $250,000; Mr. Wills received a salary increase of $16,000, or 10%, to $176,000; Ms. Harvey received a salary increase of $19,500, or 15%, to $149,500; and Ms. Hougen, who was appointed an executive officer in January 1999, received a salary increase of $24,300, or 24%, over the salary of $100,700 that she was being paid prior to her new appointment. Dr. Widder and Mr. Wills resigned during fiscal year 1999 and each received severance pay of $560,826 and $221,688, respectively, in fiscal year 1999.

     CASH BONUSES. In May 1998, the Company awarded cash bonuses of $103,800, $103,800, $40,800, $54,158, $31,900 and $12,178 to Dr. Widder, Mr. Venkatadri,
Dr. Dittrich, Mr. Wills, Ms. Harvey and Ms. Hougen, respectively, for their services during fiscal year 1998. These bonuses were paid under the cash bonus program of the Fiscal Year 1998 Incentive Compensation Plan. First implemented in a prior fiscal year, the cash bonus program linked the payment of cash bonuses to individual and Company performance. Specifically, the program provided for the payment of cash bonuses after the close of each fiscal year using individual incentive targets ranging from 10% to 35% of the midpoints of base salary ranges established for each management position based on published industry standards. Each bonus was determined in the first instance on the basis of the Company's percentage of attainment of its performance objectives for the fiscal year, and then on the basis of the individual's percentage of attainment of his or her personal performance objectives. However, due to the broad scope of their responsibilities, Dr. Widder and Mr. Venkatadri's performance objectives were identical to the Company's performance objectives. For fiscal year 1998, the incentive targets for both Dr. Widder and Mr. Venkatadri were 35% of the midpoints of their respective base salary ranges.
The incentive targets for Dr. Dittrich, Mr. Wills and Ms. Harvey were 25% of the midpoints of their respective base salary ranges. The incentive target for Ms. Hougen was 15% of the midpoint of her respective base salary range.

     As noted earlier the Company replaced the cash bonus program of fiscal year 1998 and prior fiscal years with stock options awarded under the Fiscal Year 1999 Incentive Compensation Plan. As also noted earlier, the Company will be awarding cash bonuses in fiscal year 2000 as part of a company-wide retention program.

     In February 1999, the Company also paid a cash bonus of $62,500 to Howard Dittrich, M.D., in recognition of his promotion to the position of Executive Vice-President.

     The Company's Executive Compensation Program is reviewed annually by the Company's Board of Directors. The bonuses for fiscal years 1998 and 1999 paid to Dr. Widder, Mr. Venkatadri, Dr. Dittrich, Mr. Wills and Ms. Harvey were recommended by management, reviewed by the Compensation Committee and approved by the Board of Directors.

     STOCK OPTIONS AND RESTRICTED STOCK GRANTS. In May 1998, the Executive Committee awarded stock options for 57,900, 57,900, 26,300, 23,500, 21,000 and 8,000 to Dr. Widder, Mr. Venkatadri, Dr. Dittrich, Mr. Wills, Ms. Harvey and Ms. Hougen.

     In addition, in December 1998, the Compensation Committee awarded stock options for 45,000, 40,000, 30,000 and 25,000 shares to Mr. Venkatadri, Dr. Dittrich, Ms. Harvey and Ms. Hougen, respectively, and restricted stock grants of 25,000, 20,000, 15,000 and 12,000 shares, to Mr. Venkatadri, Dr. Dittrich, Ms. Harvey and Ms. Hougen, respectively, as part of the officer retention incentive and compensation program, which was implemented following the overall workforce reduction, as noted earlier.

     In January 1999, the Compensation Committee awarded additional stock options for 110,613, 65,000, 40,000 and 30,000 shares to Mr. Venkatadri, Dr. Dittrich, Ms. Harvey and Ms. Hougen, respectively, in recognition of their contributions during fiscal year 1999 to the Company's attainment of its performance objectives and their level of attainment of individual performance objectives.

     COMPANY-WIDE PERFORMANCE FACTORS INFLUENCING COMPENSATION DECISIONS. The principal Company-wide performance factors influencing the Compensation Committee's decisions in respect of cash bonuses with respect to services provided in fiscal year 1998 were as follows: (i) the receipt in December 1997 of marketing approval for OPTISON from the United States Food and Drug Administraion ("FDA"), (ii) a fast OPTISON product launch in the United States;
(iii) the receipt in January 1998 of a recommendation for approval to market OPTISON in Europe by the European Union's Committee for Proprietary Medicinal Products of the European Medicines Evaluation Agency ("CPMP"); (iv) the negotiation of a cooperative development and marketing agreement between the Company and Chugai Pharmaceutical Co., Ltd., granting Chugai an exclusive license with respect to the manufacture and development of OPTISON and ORALEX in the Far East; and (v) the implementation of an organizational development plan to strengthen skills and reduce turnover.

     The principal Company-wide performance factors influencing the Compensation Committee's decisions in respect of stock options with respect to services provided in fiscal year 1999 were as follows: (i) the receipt of approval to market OPTISON in Europe and its subsequent launch; (ii) the initiation of preclinical trials for the Company's CT-imaging agent code-named MB840; and
(iii) the development and implementation of a major corporate restructuring program involving the retention of key corporate personnel amidst an overall workforce reduction.


COMPENSATION OF CHIEF EXECUTIVE OFFICER

     The Compensation Committee determined Mr. Venkatadri's compensation for fiscal year 1999 on the basis of the criteria applicable to the Company's executive officers generally.


     As noted, Mr. Venkatadri received a salary increase for the fiscal year 1999 of $15,000, or 5%, to $315,000. In addition, Mr. Venkatadri was awarded, in May 1998, a cash bonus of $103,800 and stock options for 57,900 shares with respect to services provided in fiscal year 1998 and, in January 1999, stock options for 110,613 shares with respect to services provided in fiscal year 1999. In general, the cash bonus and stock options were in recognition of his attainment of personal performance objectives during fiscal years 1998 and 1999, which coincided with the Company's attainment of its performance objectives. More specifically, Mr. Venkatadri's cash bonus was based on the receipt of marketing approval for OPTISON by the FDA, the fast OPTISON product launch, the CPMP marketing approval for OPTISON, the Chugai agreement and the organizational development plan, all as described above. Mr. Venkatadri's stock options were based on the marketing approval and launch of OPTISON in Europe, initiation of preclinical trials for MB840 and his implementation of a major corporate restructuring program, all as described above.

     Furthermore, in December 1998, the Compensation Committee awarded to Mr. Venkatadri additional stock options for 45,000 shares and a restricted stock grant of 25,000 shares as part of the officer retention incentive and compensation program, which was implemented following the overall workforce reduction.


                                   Compensation Committee


                                   David W. Barry, M.D.
                                   Robert W. Brightfelt
                                   Charles C. Edward, M.D.
                                   David Rubinfien




                               STOCK PERFORMANCE CHART


     The graph set forth below compares cumulative total stockholder return on the Company's Common Stock for the five years ended March 31, 1999, with the cumulative total return over the same period of companies on the Standard & Poor's Smallcap 600 Stock Total Return Index, and the NASDAQ Pharmaceutical Index. The NASDAQ Pharmaceutical Index represents all companies trading on NASDAQ under the Standard Industrial Classification (SIC) Code for pharmaceuticals, including biotechnology companies. The graph assumes that $100 was invested on March 31, 1994 in the Company and each of the two indices and that all dividends were reinvested. It should be noted that the Company has not paid dividends on its Common Stock, and no dividends are included in the representation of the Company's performance. The cumulative total stockholder return on the Company's Common Stock shown on the graph below is not necessarily indicative of future performance.



Molecular Biosystems Inc (MB)

       '

                                           CUMULATIVE TOTAL RETURN
                                 ----------------------------------------
                                  3/94   3/95   3/96   3/97  3/98   3/99

MOLECULAR BIOSYSTEMS, INC.         100     48     51     54    54     15
S & P SMALLCAP 600                 100    105    138    150   221    186
NASDAQ PHARMACEUTICAL              100    100    176    161   193    245

                                      11

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of each person (other than directors and executive officers of the Company) known to the Company to own more than 5% of the Company's outstanding Common Stock as of June 29, 1999:


               SHARES OF                       SHARES OF             PERCENT OF
          NAME AND ADDRESS OF                 COMMON STOCK          OUTSTANDING
            BENEFICIAL OWNER               BENEFICIALLY OWNED      COMMON STOCK
        -----------------------            ------------------      ------------
 State of Wisconsin Investment Board
  P.O Box 7842                                 2,913,900               15.68%

  Madison, WI 53707

Mallinckrodt Group, Inc.
  675 McDonnell Blvd                           1,300,579                7.00%
  St. Louis, MO 63134


STOCK OWNERSHIP OF DIRECTORS AND OFFICERS

     The following table sets forth certain information regarding the shares of the Company's Common Stock beneficially owned as of June 29, 1999 by (i) each director and nominee for director, (ii) each executive officer named in the Summary Compensation Table on page 6 and (iii) all of the directors and executive officers of the Company as a group:


                                                  Shares of                Percent of
                                                Common Stock               Outstanding
                                                Beneficially                 Common
Name                                            Owned (1)(2)                Stock (3)
-------------------------------------         ------------------         ----------------

Bobba Venkatadri                                        427,175               2.13%
David W. Barry, M.D.                                     13,000                 *
Robert W. Brightfelt                                     33,000                 *
Charles C. Edwards, M.D.                                 28,000                 *
Jerry T. Jackson                                         38,000                 *
Gordon C. Luce                                           30,500                 *
David Rubinfien                                          28,000                 *
Howard Dittrich, M.D.                                   140,393                 *
Elizabeth Hougen                                         38,101                 *
Joni Harvey                                              84,500                 *
Kenneth J. Widder, M.D. (4)                             387,900               1.93%
Gerard A. Wills (4)                                     190,828                 *


All directors and executive
officers as a group - 10 persons.                       860,669               4.42%


(This total does not include shares owned by Dr. Widder and Mr. Wills who terminated employment prior to March 31, 1999.)


  *    Represents less than 1% of the Company's outstanding Common Stock.

(1) Each person named has voting and investment power over the shares listed, and these powers are exercised solely by the person named or shared with a spouse.

(2) The shares listed for each person named or the group include shares of the Company's Common Stock subject to stock options exercisable on or within 60 days after June 29, 1999. These shares are as follows: Mr. Venkatadri, 387,978 shares; Dr. Barry, 13,000 shares; Mr. Brightfelt, 28,000 shares; Dr. Edwards, 28,000 shares; Mr. Jackson, 28,000 shares; Mr. Luce, 28,000 shares; Mr. Rubinfien, 28,000 shares; Dr. Dittrich, 113,800 shares; Ms. Hougen, 24,000 shares; Ms. Harvey, 69,500 shares; Dr. Widder, 387,900; Mr. Wills, 189,000 and the group of all directors and executive officers (excluding Dr. Widder and Mr. Wills), 748,278 shares.

(3) The percentage for each person named or the group has been determined by including in the number of shares of the Company's outstanding Common Stock the number of shares subject to stock options exercisable by that person or group on or within 60 days after June 29, 1999.

(4)    These persons terminated from service before March 31, 1999.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended March 31, 1997, the Company entered into a real estate investment agreement with Mr. Vendatadri and his wife in connection with the purchase of their home in San Diego, California. The Company contributed $300,000 to the purchase and acquired an undivided 53% interest in the home as tenants in common with Mr. and Mrs. Venkatadri.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 1999.


                                   MOLECULAR BIOSYSTEMS, INC.


                              By:  /s/ Bobba Venkatadri
                                 ----------------------
                                   Bobba Venkatadri
                                    President and Chief Executive Officer