Form 10-Q
period 1999-06-30
MOLECULAR BIOSYSTEMS INC
filed 1999-08-13
CIK 719598

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                            10030 Barnes Canyon Road
                           San Diego, California 92121
                                 (858) 812-7001
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

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
The number of shares outstanding of the issuer's common stock, $.01 par value, as of July 31, 1999 was 18,731,917 shares.

INDEX                                                                    PAGE

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

        1. Consolidated Balance Sheets                                    3
           March 31, 1999 and June 30, 1999

        2. Consolidated Statements of Operations                          4
           Three Months Ended June 30, 1998 and 1999

        3. Consolidated Statements of Cash Flows                          5
           Three Months Ended June 30, 1998 and 1999

        4. Notes to Financial Statements                                  6

        Item 2 - Management's Discussion and Analysis of                  9
        Financial Condition and Results of Operations

        Item 3 - Quantitative and Qualitative Disclosure of              13
        Market Risk

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                       13

        Item 2 - Changes in Securities                                   13

        Item 3 - Defaults Upon Senior Securities                         13

        Item 4 - Submission of Matters to a Vote of Securities Holders   13

        Item 5 - Other Information                                       14

        Item 6 - Exhibits and Reports on Form 8-K                        14

                (a) Exhibits
                (b) Reports on Form 8-K

        Signatures                                                       14

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                        MARCH 31,    JUNE 30,
                                                          1999         1999
                                                       ---------    ---------
                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                           $   1,056    $     726
   Marketable securities, available-for-sale              16,982       14,809
   Accounts and notes receivable                           2,320        3,109
   Inventories                                               748          631
   Prepaid expenses and other assets                         425          402
                                                       ---------    ---------
        Total current assets                              21,531       19,677
                                                       ---------    ---------

Property and equipment, at cost:

   Building and improvements                              11,113       11,113
   Equipment, furniture and fixtures                       2,893        2,959
   Construction in progress                                  930          668
                                                       ---------    ---------

                                                          14,936       14,740
   Less:  Accumulated depreciation and amortization        6,672        6,973
                                                       ---------    ---------
        Total property and equipment                       8,264        7,767
                                                       ---------    ---------

Other assets, net                                          2,054        2,052
                                                       ---------    ---------

                                                       $  31,849    $  29,496
                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current portion of long-term debt                   $   1,278    $   1,278
   Accounts payable and accrued liabilities                7,395        7,410
   Compensation accruals                                   2,165        1,535
                                                       ---------    ---------
        Total current liabilities                         10,838       10,223
                                                       ---------    ---------

Long-term debt, net of current portion                     4,804        4,485
Commitments and contingencies (Note 2)
Stockholders' equity:

   Common Stock, $.01 par value, 40,000,000 shares
     authorized, 18,580,745 and  18,731,917 shares
     issued and outstanding, respectively                    186          186
   Additional paid-in capital                            134,347      134,347
   Accumulated deficit                                  (117,969)    (119,372)
   Unrealized gain on available-for-sale securities            6            6
   Less notes receivable from sale of Common Stock            --           --
   Less 40,470 and  42,298 shares of treasury stock,
       at cost, respectively                                (363)        (379)
                                                       ---------    ---------
       Total stockholders' equity                         16,207       14,788
                                                       ---------    ---------

                                                       $  31,849    $  29,496
                                                       =========    =========


                            See accompanying notes.

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                         1998       1999
                                                       --------    --------
                                                           (UNAUDITED)
Revenues:
        Revenues under collaborative agreements        $  1,250    $  1,500
        Product and royalty revenues                      1,367         160
        License Fees                                     16,371          --
                                                       --------    --------
                                                         18,988       1,660
                                                       --------    --------

Operating expenses:
        Research and development costs                    2,227       1,412
        Costs of products sold                            1,639        (645)
        Selling, general and administrative expenses      3,869       2,393
        Other Nonrecurring Charges                        9,378          --
                                                       --------    --------
                                                         17,113       3,160
                                                       --------    --------
        Income (loss) from operations                     1,875      (1,500)

Interest expense                                           (160)       (120)

Interest income                                             425         218
                                                       --------    --------

Income (loss) before income taxes                         2,140      (1,402)
Foreign income tax provision                             (1,400)         --
                                                       --------    --------


Net income (loss)                                      $    740    $ (1,402)
                                                       ========    ========

Net income (loss) per share - basic:                   $   0.04    $  (0.07)
                                                       ========    ========

Weighted average common shares outstanding               18,512      18,730
                                                       ========    ========

Net income (loss) per share - diluted (Note 3):        $   0.04    $  (0.07)
                                                       ========    ========

Weighted average common and common equivalent shares     18,843      18,730
   outstanding                                         ========    ========


                            See accompanying notes.

                  MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                                 1998         1999
                                                                                --------    --------
                                                                                    (UNAUDITED)

Cash flows from operating activities:
        Net income (loss)                                                       $    740    $ (1,402)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
           Depreciation and amortization                                             244         427
            Loss on disposals/write-downs of tangible and intangible property         --           3
           Write-off of former Shionogi territory license rights                   8,500          --
           Premium received on Chugai equity investment                           (2,371)         --
           Changes in operating assets and liabilities:
               Receivables                                                       (11,745)       (942)
               Inventories                                                          (469)        117
               Prepaid expenses and other assets                                     136         175
               Accounts payable and accrued liabilities                            3,895          99
               Deferred contract revenue                                          (1,575)         --
               Compensation accruals                                              (1,496)       (630)
                                                                                --------    --------

                  Cash used in operating activities                               (4,141)     (2,153)
                                                                                --------    --------

Cash flows from investing activities:
        Purchases of property and equipment                                         (489)        (20)
        Proceeds from sale of property and equipment                                   0           0
        Proceeds from sales of property and equipment                                 --           4
        Additions to patents and license rights                                      (50)         --
        Decrease in other assets                                                      26           2
        Change in marketable securities                                           (4,275)      2,173
                                                                                --------    --------

                  Cash provided by (used in) investing activities                 (4,788)      2,159
                                                                                --------    --------

Cash flows from financing activities:
        Proceeds from sale of common stock to Chugai                               8,300          --
        Net proceeds from stock options exercised                                    242          --
        Principal payments on long-term debt                                        (318)       (319)
        Purchase of treasury stock                                                    --         (16)
                                                                                --------    --------

                  Cash provided by (used in) financing activities                  8,224        (335)
                                                                                --------    --------

Decrease in cash and cash equivalents                                               (705)       (329)

Cash and cash equivalents, beginning of period                                     1,064       1,055
                                                                                --------    --------

Cash and cash equivalents, end of period                                        $    359    $    726
                                                                                ========    ========

Supplemental cash flow disclosures:

        Interest income received                                                $    575    $    370
                                                                                ========    ========

        Interest paid                                                           $    159    $    120
                                                                                ========    ========


                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION-

     These interim Consolidated Financial Statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

     These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of June 30, 1999, and the results of its operations for the three-months ended June 30, 1998 and 1999, and its cash flows for the three-months ended June 30, 1998 and 1999, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.

(2)  COMMITMENTS AND CONTINGENCIES-

     In July, 1997 the Company and its marketing partner, Mallinckrodt Inc. ("Mallinckrodt") filed suit (the "MBI Case") in United States District Court for the District of Columbia against four potential competitors -- Sonus Pharmaceuticals, Inc. ("Sonus"), Nycomed Imaging AS ("Nycomed"), ImaRx Pharmaceutical Corp. ("ImaRx") and its marketing partner DuPont Merck and Bracco -- seeking declarations that certain of their ultrasound contrast agent patents are invalid.

     The complaint alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON(R), the Company's advance-generation ultrasound contrast agent, and will attempt to prevent its commercialization.

     All of the defendants except Nycomed filed motions to dismiss the complaint on jurisdictional grounds. In January 1998, the court dismissed each of the defendants except Nycomed, ruling that the court lacked jurisdiction over those defendants with respect to the Company's claims of patent invalidity and non-infringement. The court's ruling does not purport to rule on the merits of the Company's claims; the dismissal was based solely on jurisdictional grounds.

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

     On May 5, 1999, the Company and Mallinckrodt received notice of a lawsuit filed against them by DuPont Pharmaceuticals Company ("DuPont") and ImaRx in the United States District Court for the District of Delaware (the "DuPont Case"). The lawsuit alleges that the manufacture and sale of OPTISON infringes the `656 patent owned by ImaRx and exclusively licensed to DuPont. MBI counterclaimed for a declaration of invalidity and noninfringement with respect to the `656 patent. In June 1999, DuPont and ImaRx amended their complaint in the DuPont Case to add allegations that the manufacture and sale of OPTISON also infringes the `521 patent owned by ImaRx and exclusively licensed to DuPont.

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

(3)  EARNINGS PER SHARE-

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the quarter ended June 30, 1998. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarter ended June 30, 1999, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended June 30, 1998 and June 30, 1999.

                                                            Quarter Ended
                                                                June 30,
                                                       1998                1999
                                                     ---------          ----------
NET INCOME (LOSS)                                    $     740          $   (1,402)

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) available to common stockholders           740              (1,402)
  Weighted average common shares outstanding            18,512              18,730
                                                     ---------          ----------
BASIC EARNINGS (LOSS) PER SHARE                      $    0.04          $    (0.07)
                                                     =========          ==========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) available to common stockholders     $     740          $   (1,402)
  Weighted average common shares outstanding            18,512              18,730
  Common stock options outstanding
    (unless anti-dilutive)                                 331                  --
    Total weighted average common shares and
      equivalents                                       18,843              18,730
                                                     ---------          ----------
DILUTED EARNINGS (LOSS) PER SHARE                    $    0.04          $    (0.07)
                                                     =========          ==========

(4) COST REDUCTION MEASURES-

     On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase of cost reduction affected approximately 40 employees of the Company's 140-person workforce. The second reduction in force occurred in April 1999 and affected an additional 26 employees. The Company will implement a further reduction in force in the future when out-sourcing of the Company's manufacturing operations is complete.

(5)  AMENDMENT TO MALLINCKRODT AGREEMENT-

     In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties agreement will be incorporated into an amendment to the Amended and Restated Distribution Agreement ("ARDA") entered into in September 1995 between the Company and Mallinckrodt. Under the terms of the amended ARDA, which is retroactive to March 1, 1999, Mallinckrodt has agreed to reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis should be read in conjunction with (1) the current Consolidated Financial Statements and (2) the Company's Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended March 31, 1999.

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the Company's anticipated results or other expectations. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the expense and uncertain outcome of the litigation described in the Notes to the Financial Statements in Item 1 above, including the possibility of injunctive relief to competitors prohibiting the sale of OPTISON? , a ruling by the Patent and Trademark Office ("PTO") in the pending patent reexamination proceedings favoring competitors' patents; delays or an inability to bring OPTISON to market in Europe as a result of regulatory delays or patent litigation; difficulties and delays with respect to the performance of clinical trials; delays by regulatory authorities in approving additional indications for OPTISON, including the evaluation of myocardial perfusion; manufacturing problems; difficulties and delays with respect to marketing and sales activities; general uncertainties accompanying the development and introduction of new products; and other risk factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission.

RECENT EVENTS

     In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON, the only advanced generation cardiac ultrasound imaging agent commercially available in the United States and Europe, from MBI to Mallinckrodt. The parties' agreement will be incorporated into an amendment to the Amended and Restated Distribution Agreement ("ARDA") entered into in September 1995 between the Company and Mallinckrodt. In addition to the transfer of manufacturing, the amended ARDA will extend Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology and clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the terms of the amended ARDA, which is retroactive to March 1, 1999, Mallinckrodt has agreed to reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had net working capital of $9.5 million compared to $10.7 million at March 31, 1999. Cash, cash equivalents and marketable securities were $15.5 million at June 30, 1999 compared to $18.0 million at March 31, 1999.

     For the next several years, the Company expects to incur substantial additional expenditures associated with product development. The Company anticipates that its existing resources, plus payments under its collaborative agreement with Mallinckrodt, will enable the Company to fund its operations for at least the next twelve months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities.

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

RESULTS OF OPERATIONS

     REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements were $1.5 million for the quarter ended June 30, 1999 compared to $1.3 million for the same quarter in the prior year. These revenues in both years consist solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the ARDA.

     PRODUCT AND ROYALTY REVENUES. Revenues from product sales and royalties were $160,000 for the quarter ended June 30, 1999, compared to $1.4 million for the same quarter in the prior year.

     In the quarter ended June 30, 1998, product revenues came from the Company's sales of OPTISON to Mallinckrodt and were recognized upon shipment of the product. The transfer price for the Company's sales of OPTISON to Mallinckrodt was approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to ARDA, the average net sales price to end users was calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considered samples a marketing expense and as such the cost of samples was recorded as selling, general and administrative expense.

     MBI's quarterly revenues at June 30, 1999 did not reflect the benefits of increased OPTISON end-user sales due to the fact that a majority of these sales were made from Mallinckrodt inventory purchased from MBI prior to MBI's and Mallinckrodt's agreement to amend the ARDA described in Note 5 to the Financial Statements under Item 1 above.

     LICENSE FEES. Revenues for the quarter ended June 30, 1998 include $16.4 million recognized in connection with MBI's partnership with Chugai Pharmaceutical Co., Ltd., announced on April 8, 1998.

     COSTS OF PRODUCTS SOLD. Cost of products sold totaled ($645,000) for the quarter ended June 30, 1999. Under the terms of the amended ARDA, which is retroactive to March 1, 1999, Mallinckrodt has agreed to reimburse MBI for all fully allocated manufacturing expenses, including incremental costs related to the technology transfer. The Company has accrued a receivable from Mallinckrodt for manufacturing expenses incurred during the period March 1, 1999 through June 30, 1999. The manufacturing expenses from March 1999 were included in the prior fiscal year. As a result, the recoupment of these expenses is reflected as a negative expense in the current fiscal year.

     For the quarter ended June 30, 1998, cost of products sold totaled $1.6 million resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the current low levels of production were insufficient to cover the Company's fixed manufacturing overhead expenses.

     RESEARCH AND DEVELOPMENT COSTS. For the quarter ended June 30, 1999, the Company's research and development costs totaled $1.4 million, as compared to $2.2 million for the same period in 1998. The decrease is due to previously announced cost reduction measures and MBI's and Mallinckrodt's agreement to amend the ARDA described in Note 5 to the Financial Statements under Item 1 above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended June 30, 1999, the Company's selling, general and administrative expenses totaled $2.4 million, as compared to $3.9 million for the same quarter in 1998. The decrease in the current year is due to previously announced cost reduction measures. Also, a portion of the higher expenses for the same period in 1998 was due to continuing legal expenses and marketing costs associated with the launch of OPTISON.

     OTHER NONRECURRING CHARGES AND FOREIGN INCOME TAXES. For the quarter ended June 30, 1999 the Company had no nonrecurring charges as compared to $9.4 million for the same period ended June 30, 1998. The charge in the first quarter of 1998 was primarily due to a non-cash, non-recurring expense of $8.5 million related to the sale to Chugai of territory rights previously reacquired from Shionogi & Co., Ltd. Additionally, the company paid $1.4 million in foreign taxes related to the Chugai alliance during the quarter ended June 30, 1998.

     INTEREST EXPENSE AND INTEREST INCOME. Interest expense for the quarter ended June 30, 1999 amounted to $120,000, compared to $160,000 for the same period in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in June 1999. The note payable bears interest at the prime rate and is payable in monthly installments of principal plus interest over five years. The decrease is primarily due to the renegotiation of the note payable in September 1998 which lowered the interest rate from prime plus one to the prime rate and released a compensating balance requirement. The interest rate on the note was 7.75% in June 1999.

     Interest income for the quarter ended June 30, 1999 was $218,000 compared to $425,000 for the same quarter in the prior year. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

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

     The Company completed the assessment phase (in which systems that were inventoried are prioritized) for all systems in March 1999. The Company has begun the evaluation phase which involves testing systems and determining which IT and Non-IT systems need to be replaced, repaired or retired. The evaluation phase is expected to take approximately 3 months.

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

PROSPECTIVE INFORMATION

     The Company is involved in several legal and administrative proceedings which could result in a substantial cost to the Company. Given the complexity of the legal and factual issues and the uncertainty of litigation, there can be no assurance of a favorable outcome. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations. For a detailed discussion of these matters, see Note 2 in Notes to the Financial Statements under Item 1 above.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The information called for by this item is provided under the caption "Interest Expense and Interest Income" under Item 2 above.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     See Note 2 in Notes to the Financial Statements, which is incorporated by reference in this response.

Item 2-4 - The Company has nothing to report with respect to these items during the quarter ended June 30, 1999.

Item 5 - OTHER INFORMATION

     Dates for Submission of Stockholder Proposals:

     Any stockholder of the Company who wishes to present a proposal to be considered at the 2000 Annual Meeting of Stockholders and who, pursuant to Rule 14a-8 of the Securities and Exchange Commission, wishes to have the proposal included in the Company's proxy statement and form of proxy for that meeting, must submit the proposal in writing to the Company at 10030 Barnes Canyon Road, San Diego, California 92121, so that it is received by April 4, 2000.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

A Current Report on Form 8-K dated May 3, 1999 was filed on May 12, 1999, reporting that DuPont Pharmaceuticals Company and ImaRx Pharmaceutical Corporation filed a lawsuit in the United States District Court for the District of Delaware against the Company and Mallinckrodt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLECULAR BIOSYSTEMS, INC.

/s/ Elizabeth Hougen
------------------------------------------
Elizabeth Hougen
Executive Director, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)


8/12/99
-----------------------------
Date