Form 10-Q
period 1999-09-30
MOLECULAR BIOSYSTEMS INC
filed 1999-11-15
CIK 719598

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

The number of shares outstanding of the issuer's common stock, $.01 par value, as of November 12, 1999 was 18,727,017 shares.

                                      INDEX

                           MOLECULAR BIOSYSTEMS, INC.



Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets
               -September 30, 1999 and March 31, 1999

             Consolidated Statements of Operations
               -Three months ended September 30, 1998 and 1999
               -Six months ended September 30, 1998 and 1999

             Consolidated Statements of Cash Flows
               -Six months ended September 30, 1998 and 1999

             Notes to Financial Statements
               -September 30, 1999

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Securities Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K


Signatures

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 MARCH 31,      SEPTEMBER 30,
                                                                   1999            1999
                                                                -----------     ------------
                            ASSETS                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                                       $ 1,056          $ 2,384
   Marketable securities, available-for-sale                        16,982           10,673
   Accounts and notes receivable                                     2,320            3,025
   Inventories                                                         748              570
   Prepaid expenses and other assets                                   425              338
                                                                -----------     ------------
        Total current assets                                        21,531           16,990
                                                                -----------     ------------

Property and equipment, at cost:
   Building and improvements                                        11,113           11,113
   Equipment, furniture and fixtures                                 2,893            3,003
   Construction in progress                                            930              523
                                                                -----------     ------------
                                                                    14,936           14,639
   Less:  Accumulated depreciation and amortization                  6,672            7,178
                                                                -----------     ------------
        Total property and equipment                                 8,264            7,461
                                                                -----------     ------------

   Other assets, net                                                 2,054            1,937
                                                                -----------     ------------

                                                                  $ 31,849         $ 26,388
                                                                -----------     ------------
                                                                -----------     ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                               $ 1,278          $ 1,288
   Accounts payable and accrued liabilities                          7,395            5,705
   Compensation accruals                                             2,165            1,343
                                                                -----------     ------------
        Total current liabilities                                   10,838            8,336
                                                                -----------     ------------

Long-term debt, net of current portion                               4,804            4,155

Commitments and contingencies

Stockholders' equity:
   Common Stock, $.01 par value, 40,000,000 shares
     authorized, 18,580,745 and 18,727,017 shares
     issued and outstanding, respectively                              186              186
   Additional paid-in capital                                      134,347          134,388
   Accumulated deficit                                            (117,969)        (120,301)
   Unrealized gain on available-for-sale securities                      6                3
   Less 42,298 shares of treasury stock, at cost                      (363)            (379)
                                                                -----------     ------------
        Total stockholders' equity                                  16,207           13,897
                                                                -----------     ------------

                                                                  $ 31,849         $ 26,388
                                                                -----------     ------------
                                                                -----------     ------------


                             See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                       1998         1999           1998        1999
                                                     ----------   ----------    -----------  ----------
                                                     ----------   ----------    -----------  ----------
Revenues:
   Revenues under collaborative agreements             $ 1,248      $ 1,500        $ 2,498     $ 3,000
   Product and royalty revenues                          1,418          357          2,785         517
   License fees                                              -            -         16,371           -
                                                     ----------   ----------    -----------  ----------
                                                         2,666        1,857         21,654       3,517
                                                     ----------   ----------    -----------  ----------
Operating expenses:
   Research and development costs                        2,409        1,036          4,636       2,448
   Costs of products sold                                1,801          116          3,440        (529)
   Selling, general and administrative expenses          5,740        1,705          9,609       4,098
   Other nonrecurring charges                                -            -          9,378           -
                                                     ----------   ----------    -----------  ----------
                                                         9,950        2,857         27,063       6,017
                                                     ----------   ----------    -----------  ----------

   Loss from operations                                 (7,284)      (1,000)        (5,409)     (2,500)

Interest expense                                          (154)        (114)          (314)       (234)
Interest income                                            370          184            795         402
                                                     ----------   ----------    -----------  ----------

Loss before income taxes                                (7,068)        (930)        (4,928)     (2,332)
Foreign income tax provision                                 -            -         (1,400)          -
                                                     ----------   ----------    -----------  ----------

Net Loss                                              $ (7,068)      $ (930)      $ (6,328)   $ (2,332)
                                                     ----------   ----------    -----------  ----------


Loss per common share - basic and diluted              $ (0.38)     $ (0.05)       $ (0.34)    $ (0.12)
                                                     ----------   ----------    -----------  ----------
                                                     ----------   ----------    -----------  ----------


Weighted average common shares outstanding              18,581       18,727         18,547      18,729
                                                     ----------   ----------    -----------  ----------
                                                     ----------   ----------    -----------  ----------


                            See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                   1998       1999
                                                                ----------- ----------
Cash flows from operating activities:
   Net loss                                                       $ (6,328)  $ (2,332)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                    215        641
      Write-off of license fees                                      8,500          -
      Loss on disposals of property and equipment                        -        124
      Premium received on Chugai Investment                         (2,371)         -
      Changes in operating assets and liabilities:
       Receivables                                                  (9,352)      (901)
       Inventories                                                     274        178
       Prepaid expenses and other assets                               140        282
       Accounts payable and accrued liabilities                      2,841       (106)
       Deferred contract revenues                                   (1,575)         -
       Compensation accruals                                          (339)      (781)
                                                                ----------- ----------

             Cash used in operating activities                      (7,995)    (2,895)
                                                                ----------- ----------

Cash flows from investing activities:
   Purchases of property and equipment                                (501)       (57)
   Proceeds from sale of property and equipment                          -         12
   Additions to patents and license rights                             (50)         -
   Purchase of license rights from Shionogi                         (2,000)    (1,500)
   Decrease in other assets                                             96        117
   Decrease in marketable securities                                 2,189      6,306
                                                                ----------- ----------

             Cash provided by (used in) investing activities          (266)     4,878
                                                                ----------- ----------

Cash flows from financing activities:
   Net proceeds from  sale of Common Stock to Chugai                 8,300          -
   Net proceeds from stock options exercised                           281          -
   Purchase of treasury stock                                            -        (16)
   Principal payments on long-term debt                               (635)      (639)
                                                                ----------- ----------

             Cash provided by (used in) financing activities         7,946       (614)
                                                                ----------- ----------

Increase (decrease) in cash and cash equivalents                      (315)     1,328

Cash and cash equivalents, beginning of period                       1,064      1,056
                                                                ----------- ----------

Cash and cash equivalents, end of period                             $ 749    $ 2,384
                                                                ----------- ----------
                                                                ----------- ----------

Supplemental cash flow disclosures:

   Interest income received                                          $ 944    $ 597
                                                                ----------- ----------
                                                                ----------- ----------

   Interest paid                                                     $ 312    $ 234
                                                                ----------- ----------
                                                                ----------- ----------

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

         These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of September 30, 1999, and the results of its operations for the six-months ended September 30, 1998 and 1999, and its cash flows for the six-months ended September 30, 1998 and 1999, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.

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

         The complaint alleges that each of the defendants' patents is invalid on a variety of independent grounds under U.S. patent law. In addition to requesting that all of the patents in question be declared invalid, the complaint requests a declaration that, contrary to defendants' contentions, the Company and Mallinckrodt do not infringe the defendants' patents, and asks that defendants be enjoined from proceeding against the Company and Mallinckrodt for infringement until the status of defendants' patents has been determined by the court or the U.S. Patent and Trademark Office ("PTO"). The complaint alleges that each defendant has claimed or is likely to claim that its patent or patents cover OPTISON-Registered Trademark-, the Company's advance-generation ultrasound contrast agent, and will attempt to prevent its commercialization.

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

(3)  EARNINGS PER SHARE-

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarters and the six months ended September 30, 1998 and 1999, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive.

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

(5)  AMENDMENT TO MALLINCKRODT AGREEMENT-

         In September 1995, the Company and Mallinckrodt entered into an Amended and Restated Distribution Agreement ("ARDA"). ARDA grants Mallinckrodt exclusive rights to market licensed products in certain countries of the world in exchange for supporting clinical trials of OPTISON, related regulatory submissions and associated product development. ARDA also calls for additional funding upon the satisfaction of certain territorial and product development milestones and requires the Company to spend at a set minimum for clinical trials to support regulatory filings with the FDA for cardiac indications of OPTISON.

         In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties' agreement has been incorporated into the Second Amended and Restated License and Distribution Agreement ("ARDA II"). Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt reimburses MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In addition to the transfer of manufacturing, ARDA II extends Mallinckrodt's responsibility for funding clinical trials to include all cardiology and radiology clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

(6)  NEW YORK STOCK EXCHANGE LISTING REQUIREMENTS-

         In August 1999, the Company received notice that the New York Stock Exchange (NYSE) had revised its continued listing standards and that the Company was no longer in compliance with the revised standards. These listing standards are threefold and include: total market capitalization and stockholders' equity of not less than $50 million each; total market capitalization of not less than $15 million over a 30 trading-day period; and a minimum share price of $1 over a 30 trading-day period.

         NYSE rules permit companies not in compliance with the new continued listing standards to submit a plan that demonstrates compliance within 18 months. The Company has submitted a plan. Achievement of any approved plan would result in MBI being considered "in good standing." Other options available to the Company include moving to another exchange. There can be no assurance that the Company's plan will be approved or achieved, or that, if required, the Company will be able to move to another exchange.

(7) SUBSEQUENT EVENT - MERGER WITH PALATIN TECHNOLOGIES, INC.-

         On November 12, 1999, the Company and Palatin Technologies of Princeton, New Jersey jointly announced that they had signed a definitive agreement to merge. Under the agreement, stockholders of the Company will receive shares of common stock of Palatin in exchange for their MBI common stock. The exchange ratio under the merger agreement will result in shareholders of each company owning approximately 50% of the merged entity, which will operate under the name Palatin Technologies and will be headquartered in Princeton. The merger is subject to shareholder approval. The stock exchange will be accounted for using purchase accounting.



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


         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the Company's anticipated results or other expectations. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the expense and uncertain outcome of the litigation described in Note 2 to the Financial Statements in Item 1 above, including the possibility of injunctive relief to competitors prohibiting the sale of OPTISON-Registered Trademark-, a ruling by the Patent and Trademark Office ("PTO") in the pending patent reexamination proceedings favoring competitors' patents; delays or an inability to bring OPTISON to market in Europe as a result of regulatory delays or patent litigation; difficulties and delays with respect to the performance of clinical trials; delays by regulatory authorities in approving additional indications for OPTISON, including the evaluation of myocardial perfusion; inability to successfully transfer OPTISON manufacturing to Mallinckrodt; difficulties and delays with respect to marketing and sales activities; general uncertainties accompanying the development and introduction of new products; the failure of MBI to comply with the New York Stock Exchange (NYSE) listing criteria; inability to maintain NYSE continuing listing standards; and other risk factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission.

RECENT EVENTS

         In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties' agreement has been incorporated into the Second Amended and Restated License and Distribution Agreement ("ARDA II"). Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In addition to the transfer of manufacturing, ARDA II extends Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology and clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a reduced royalty rate on product sales of OPTISON.

         In August 1999, the Company received notice that the New York Stock Exchange (NYSE) had revised its continued listing standards and that the Company was no longer in compliance with the revised standards. These listing standards are threefold and include: total market capitalization and stockholders' equity of not less than $50 million each; total market capitalization of not less than $15 million over a 30 trading-day period; and a minimum share price of $1 over a 30 trading-day period.

         NYSE rules permit companies not in compliance with the new continued listing standards to submit a plan that demonstrates compliance within 18 months. The Company has submitted a plan. Achievement of any approved plan would result in MBI being considered "in good standing." Other options available to the Company include moving to another exchange. There can be no assurance that the Company's plan will be approved or achieved, or that, if required, the Company will be able to move to another exchange.

         On November 12, 1999, the Company and Palatin Technologies of Princeton, New Jersey jointly announced that they had signed a definitive agreement to merge. Under the agreement, stockholders of the Company will receive shares of common stock of Palatin in exchange for their MBI common stock. The exchange ratio under the merger agreement will result in shareholders of each company owning approximately 50% of the merged entity, which will operate under the name Palatin Technologies and will be headquartered in Princeton. The merger is subject to shareholder approval. The stock exchange will be accounted for using purchase accounting.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had net working capital of $8.7 million compared to $10.7 million at March 31, 1999. Cash, cash equivalents and marketable securities were $13.1 million at September 30, 1999 compared to $18.0 million at March 31, 1999.

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

RESULTS OF OPERATIONS

         REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements were $1.5 million and $3.0 million for the three-month and six-month periods ended September 30, 1999 compared to $1.2 and $2.5 million for the same periods in the prior year. These revenues in both years consist solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Amended and Restated Distribution Agreement ("ARDA").


         PRODUCT AND ROYALTY REVENUES. Revenues from product sales and royalties were $357,000 and $517,000 for the three-month and six-month periods ended September 30, 1999 compared to $1.4 and $2.8 million for the same periods in the prior year.

         In the quarter ended September 30, 1999 product and royalty revenues were calculated by applying a royalty rate to end-user sales under the terms of ARDA II as described in Note 5 of the Notes to the Financial Statements under
Item 1 above. In the prior year, revenue was recognized based upon shipment of the product to Mallinckrodt, pursuant to ARDA. Although end-user sales of OPTISON increased during the current year, the net result was an overall decrease in revenues from the prior year.

         In the quarter ended September 30, 1998, product and royalty revenues came from the Company's sales of OPTISON to Mallinckrodt and were recognized upon shipment of the product. The transfer price for the Company's sales of OPTISON to Mallinckrodt was approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to ARDA, the average net sales price to end users was calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considered samples a marketing expense and as such the cost of samples was recorded as selling, general and administrative expense.

         LICENSE FEES. Revenues for the six-month period ended September 30, 1998 include $16.4 million recognized in connection with MBI's partnership with Chugai Pharmaceutical Co., Ltd., announced on April 8, 1998.

         COSTS OF PRODUCTS SOLD. Cost of products sold totaled $116,000 and ($529,000) for the three-month and six-month periods ended September 30, 1999 compared to $1.8 million and $3.4 million for the same periods in the prior year. Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt has agreed to reimburse MBI for all fully allocated manufacturing expenses, including incremental costs related to the technology transfer. The manufacturing expenses from March 1999 were included in the prior fiscal year. As a result, the recoupment of these expenses is reflected as a negative expense in the current fiscal year.

          RESEARCH AND DEVELOPMENT COSTS. For the three-month and six-month periods ended September 30, 1999, the Company's research and development costs totaled $1.0 million and $2.4 million, as compared to $2.4 million and $4.6 million for the same periods in the prior year. The decrease is due to previously announced cost reduction measures and the extension of Mallinckrodt's responsibility for funding clinical trials under ARDA II as described in Note 5 of the Notes to the Financial Statements under Item 1 above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three-month and six-month periods ended September 30, 1999, the Company's selling, general and administrative costs totaled $1.7 million and $4.1 million, as compared to $5.7 million and $9.6 million for the same periods in the prior year. The higher expenses for the same period in the prior year were due primarily to continuing legal expenses and marketing costs associated with the launch of OPTISON. In addition, current year expense decreased due to previously announced cost reduction measures.

         OTHER NONRECURRING CHARGES AND FOREIGN INCOME TAXES. Nonrecurring charges for the six-month period ended September 30, 1998 includes a non-cash, non-recurring expense of $8.5 million related to the sale to Chugai of territory rights previously reacquired from Shionogi & Co., Ltd. Additionally, the company paid $1.4 million in foreign taxes related to the Chugai alliance.

         INTEREST EXPENSE AND INTEREST INCOME. Interest expense for the three-month and six-month periods ended September 30, 1999 amounted to $114,000 and $234,000, compared to $154,000 and $314,000 for the same period in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in September 1999. The note payable bears interest at the prime rate and is payable in monthly installments of principal plus interest over five years. The note payable was renegotiated in September 1998 lowering the interest rate from prime plus one to the prime rate and releasing a compensating balance requirement. The interest rate on the note was 8.25% in September 1999.

         Interest income for the three-month and six-month periods ended September 30, 1999 amounted to $184,000 and $402,000, compared to $370,000 and $795,000 for the same period in the prior year. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

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

         The Company has completed the inventory phase on its IT and Non-IT systems and has identified all IT and Non-IT systems that the Company believes are at risk. The Company has also completed the assessment phase (in which systems that were inventoried are prioritized), the evaluation phase which involves testing systems and determining which IT and Non IT systems to update or retire, and the implementation phase which involves repairing/replacing all noncompliant systems (both IT and Non-IT), converting data as necessary, and obtaining compliance statements. Finally, the Company will test and validate the updated noncompliant IT and Non-IT systems for compliance. This final phase of the process is expected to be complete by the end of November 1999.

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

         The Company anticipates that its assessment of both internal and third party IT and Non-IT systems will be complete by the end of November 1999. At this time, the Company believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Total costs to date and estimated costs required to fix the Year 2000 problem are not material. To date, the Company has not used, and does not plan to use, any independent verification and validation process to assess the reliability of the Company's risk and cost estimates. Since no significant issues have arisen, the Company does not have a contingency plan to address any material Year 2000 issues. If significant Year 2000 issues arise, the Company may not be able to timely develop and implement a contingency plan and the Company's operations could be adversely affected.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The information called for by this item is provided under the caption "Interest Expense and Interest Income" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         See Note 2 in Notes to the Financial Statements, which is incorporated by reference in this response.

Item 2-3 - The Company has nothing to report with respect to these items during the quarter ended September 30, 1999.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on August 27, 1999. As of June 29, 1999, the record date, 18,572,995 shares were entitled to vote at the meeting. Of these 18,572,995 shares, 866,467 were not voted. The following actions were taken at the meeting:

         The following directors were re-elected for the upcoming year:

         DIRECTOR                           FOR                WITHHELD

         David W. Barry, M.D.            16,900,707            805,821

         Robert W. Brightfelt            16,660,415          1,046,113

         Charles C. Edwards, M.D.        16,864,866            841,662

         Jerry T. Jackson                16,950,947            755,581

         Gordon C. Luce                  16,842,311            864,217

         David Rubinfien                 16,843,650            862,878

         Bobba Venkatadri                16,919,785            786,743


         The selection of Arthur Andersen LLP as the Company's independent auditor was ratified. 17,487,763 shares were voted in favor of the proposal, 142,309 shares were voted against the proposal, 76,456 shares abstained and 0 shares were not voted (includes broker non-votes).

Company shareholder Rami Reddy Mutyala, Ph.D., of San Diego, California, informed the Company that he intended to present a proposal at the Annual Meeting of Stockholders. Dr. Mutyala's proposal was included in the Proxy Statement distributed to stockholders on August 2, 1999. Dr. Mutyala, or his qualified representative, failed to attend the annual meeting. As a result, pursuant to Rule 14a-8(h) of the proxy rules, Dr. Mutyala's proposal was withdrawn.

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

         SUBSEQUENT EVENT - MERGER WITH PALATIN TECHNOLOGIES, INC.

         On November 12, 1999, the Company and Palatin Technologies of Princeton, New Jersey jointly announced that they had signed a definitive agreement to merge. Under the agreement, stockholders of the Company will receive shares of common stock of Palatin in exchange for their MBI common stock. The exchange ratio under the merger agreement will result in shareholders of each company owning approximately 50% of the merged entity, which will operate under the name Palatin Technologies and will be headquartered in Princeton. The merger is subject to shareholder approval. The stock exchange will be accounted for using purchase accounting.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -

         10.1 Second Amended and Restated License and Distribution Agreement between the Company and Mallinckrodt, effective March 1, 1999.

(b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.



   /s/ ELIZABETH HOUGEN
-----------------------------
Elizabeth Hougen
Executive Director, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)


11/15/99
-------------
Date