Form 10-Q
period 1999-12-31
MOLECULAR BIOSYSTEMS INC
filed 2000-02-11
CIK 719598

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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
The number of shares outstanding of the issuer's common stock, $.01 par value, as of February 1, 2000 was 18,724,017 shares.

                                      INDEX

                           MOLECULAR BIOSYSTEMS, INC.



Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets
               -December 31, 1999 and March 31, 1999

             Consolidated Statements of Operations
               -Three months ended December 31, 1998 and 1999
               -Nine months ended December 31, 1998 and 1999

             Consolidated Statements of Cash Flows
               -Nine months ended December 31, 1998 and 1999

             Notes to Financial Statements
               -December 31, 1999

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

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K


Signatures

                         MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                   (DOLLARS IN THOUSANDS)


                                                                MARCH 31,       DECEMBER 31,
                                                                   1999            1999
                                                                -----------     ------------
                            ASSETS                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                   $   1,056             $   1,755
   Marketable securities, available-for-sale                      16,982                10,895
   Accounts and notes receivable                                   2,320                 2,617
   Inventories                                                       748                   331
   Prepaid expenses and other assets                                 425                   254
                                                               ---------             ---------
        Total current assets                                      21,531                15,852
                                                               ---------             ---------

Property and equipment, at cost:
   Building and improvements                                      11,113                11,113
   Equipment, furniture and fixtures                               2,893                 2,982
   Construction in progress                                          930                   497
                                                               ---------             ---------
                                                                  14,936                14,592
   Less:  Accumulated depreciation and amortization                6,672                 7,382
                                                               ---------             ---------
        Total property and equipment                               8,264                 7,210
                                                               ---------             ---------

   Other assets, net                                               2,054                 1,877
                                                               ---------             ---------

                                                               $  31,849             $  24,939
                                                               =========             =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                           $   1,278             $   1,288
   Accounts payable and accrued liabilities                        7,395                 6,000
   Compensation accruals                                           2,165                 1,191
                                                               ---------             ---------
        Total current liabilities                                 10,838                 8,479
                                                               ---------             ---------

Long-term debt, net of current portion                             4,804                 3,835

Commitments and contingencies

Stockholders' equity:
   Common Stock, $.01 par value, 40,000,000 shares
     authorized, 18,580,745 and 18,724,017 shares
     issued and outstanding, respectively                            186                   186
   Additional paid-in capital                                    134,347               134,388
   Accumulated deficit                                          (117,969)             (121,591)
   Unrealized gain on available-for-sale securities                    6                    21
   Less 40,470 and 42,298 shares of treasury stock,
     at cost, respectively                                          (363)                 (379)
                                                               ---------             ---------
        Total stockholders' equity                                16,207                12,625
                                                               ---------             ---------

                                                               $  31,849             $  24,939
                                                               =========             =========

                             See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        Three Months Ended           Nine Months Ended
                                                           December 31,                 December 31,
                                                        1998         1999            1998          1999
                                                     -----------  ------------    ------------  -----------
Revenues:
   Revenues under collaborative agreements           $  1,500       $      -       $  3,998       $  3,000
   Product and royalty revenues                           685            433          3,471            950
   Milestone payments                                       -          2,000              -          2,000
   License fees                                             -             60         16,371             60
                                                     --------       --------       --------       --------
                                                        2,185          2,493         23,840          6,010
                                                     --------       --------       --------       --------
Operating expenses:
   Research and development costs                       2,358            839          6,995          3,287
   Cost of products sold                                2,668            183          6,108           (346)
   Cost of licenses                                         -              -          9,378              -
   Selling, general and administrative expenses         3,092          2,605         12,701          6,703
   Cost reduction measures:
     Asset disposals                                    3,143              -          3,143              -
     Severance costs                                    2,328              -          2,328              -
     Technology transfer                                  265              -            265              -
     Exit costs                                           384              -            384              -
                                                     --------       --------       --------       --------
                                                       14,238          3,627         41,302          9,644
                                                     --------       --------       --------       --------

   Loss from operations                               (12,053)        (1,134)       (17,462)        (3,634)

Interest expense                                         (142)          (110)          (456)          (344)
Interest income                                           325            154          1,120            556
                                                     --------       --------       --------       --------

Loss before income taxes                              (11,870)        (1,090)       (16,798)        (3,422)
Foreign income tax provision                                -           (200)        (1,400)          (200)
                                                     --------       --------       --------       --------

Net Loss                                             $(11,870)      $ (1,290)      $(18,198)      $ (3,622)
                                                     ========       ========       ========       ========

Loss per common share - basic and diluted            $  (0.64)      $  (0.07)      $  (0.98)      $  (0.19)
                                                     ========       ========       ========       ========

Weighted average common shares outstanding             18,581         18,724         18,558         18,727
                                                     ========       ========       ========       ========


                             See accompanying notes.

                       MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                    1998         1999
                                                                 ------------ ------------
Cash flows from operating activities:
   Net loss                                                       $(18,198)      $ (3,622)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                    988            887
      Write-off of patents and license fees                            295              -
      Disposals/write-downs of property and equipment                2,824            139
      Write-off of former Shionogi territory license rights          8,500              -
      Premium received on Chugai Investment                         (2,371)             -
      Changes in operating assets and liabilities:
       Receivables                                                  (5,284)          (622)
       Inventories                                                     223            416
       Prepaid expenses and other assets                               297            497
       Accounts payable and accrued liabilities                      2,876            188
       Deferred contract revenues                                   (1,575)             -
       Compensation accruals                                           761           (974)
                                                                  --------       --------

             Cash used in operating activities                     (10,664)        (3,091)
                                                                  --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                                (846)           (68)
   Proceeds from sale of property and equipment                          3             12
   Additions to patents and license rights                             (30)             -
   Purchase of license rights from Shionogi                         (2,000)        (1,500)
   Decrease in other assets                                             98            177
   Purchases of marketable securities                              (35,703)       (14,745)
   Maturities of marketable securities                              40,953         20,847
                                                                  --------       --------

             Cash provided by investing activities                   2,475          4,723
                                                                  --------       --------

Cash flows from financing activities:
   Net proceeds from  sale of Common Stock to Chugai                 8,300              -
   Net proceeds from stock options exercised                           281             41
   Purchase of treasury stock                                            -            (16)
   Principal payments on long-term debt                               (954)          (958)
                                                                  --------       --------

             Cash provided by (used in) financing activities         7,627           (933)
                                                                  --------       --------

Increase (decrease) in cash and cash equivalents                      (562)           699

Cash and cash equivalents, beginning of period                       1,064          1,056
                                                                  --------       --------

Cash and cash equivalents, end of period                          $    502       $  1,755
                                                                  ========       ========

Supplemental cash flow disclosures:

   Interest income received                                       $  1,401       $    702
                                                                  ========       ========

   Interest paid                                                  $    454       $    344
                                                                  ========       ========

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION-

         These interim Consolidated Financial Statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Certain reclassifications have been made to the prior year to conform to the current year presentation.

         These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of December 31, 1999, and the results of its operations for the nine-months ended December 31, 1998 and 1999, and its cash flows for the nine-months ended December 31, 1998 and 1999, have been made. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year.

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

(3)  EARNINGS PER SHARE-

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarters and the nine months ended December 31, 1998 and 1999, the diluted loss per share calculation excludes effects of outstanding stock options of 3,662,368 and 3,878,870, respectively, as such inclusion would be anti-dilutive.

(4) COST REDUCTION MEASURES-

         On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase of cost reduction occurred in November 1998 and affected approximately 40 employees of the Company's 140-person workforce. The second reduction in force occurred in April 1999 and affected an additional 26 employees. In addition, attrition since November 1998 has further reduced the current workforce to approximately 60 employees. The Company will implement an additional reduction in workforce of approximately 25 employees when the out-sourcing of manufacturing operations is complete.


         The impact of the cost reduction measures on the Company's financial statements for the nine months ended December 31, 1999 included a write-off of $600,000 in fixed assets through accelerated depreciation. For the nine months ended December 31, 1998, the impact included $3.1 million in asset disposals, $2.3 million in severance costs, $300,000 in costs related to technology transfer and $400,000 in exit costs. In addition, $1.1 million of inventories were expensed through cost of sales as a result of the planned out-sourcing of manufacturing. The Company expects to write off an additional $1.0 million in accelerated depreciation over the next 24 months as the manufacturing process is out-sourced.

         A summary of the nine-month period activity related to the accrual for cost reduction measures is provided below.


Accrued at March 31, 1999 . . . . . . . . . . . . . . . . . . . . .  $2,000,000

    Severance . . . . . . . . . . . . . . . . . . . . . . . . . . .    (500,000)

    Exit costs  . . . . . . . . . . . . . . . . . . . . . . . . . .    (400,000)

    Technology transfer . . . . . . . . . . . . . . . . . . . . . .    (300,000)
                                                                     ----------

Accrued at December 31, 1999  . . . . . . . . . . . . . . . . . . .   $ 800,000
                                                                     ==========


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

(6)       STOCK EXCHANGE LISTING-


         In August 1999, the Company received notice that the New York Stock Exchange (NYSE) had revised its continued listing standards and that the Company was no longer in compliance with the revised standards. These listing standards are threefold and include: total market capitalization and stockholders' equity of not less than $50 million each; total market capitalization of not less than $15 million over a 30 trading-day period; and a minimum share price of $1 over a 30 trading-day period. The Company submitted a plan to meet the revised standards, which was rejected by the NYSE. As a result, the Company was delisted by the NYSE effective after the close of trading on January 4, 2000.

         Effective January 5, 2000, trading of the Company's common stock was moved to the NASD Over-The-Counter Bulletin Board. A new trading symbol of "MBIO" was assigned to the Company by NASD. The Company's common stock traded on the New York Stock Exchange under the symbol "MB" through the close of business January 4, 2000.

(7) MERGER WITH PALATIN TECHNOLOGIES, INC.-

         On November 12, 1999, the Company and Palatin Technologies of Princeton, New Jersey jointly announced that they had signed a definitive agreement to merge. Under the agreement, stockholders of the Company will receive 0.525 shares of common stock of Palatin in exchange for their MBI common stock. The exchange ratio under the merger agreement will result in shareholders of each company owning approximately 50% of the merged entity, which will operate under the name Palatin Technologies and will be headquartered in Princeton. The merger is subject to shareholder approval. The stock exchange will be accounted for using purchase accounting. A registration statement on Form S-4 has been filed and is currently under review by the Securities and Exchange Commission.

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

RECENT EVENTS


         In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties' agreement has been incorporated into the Second Amended and Restated License and Distribution Agreement ("ARDA II"). Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In addition to the transfer of manufacturing, ARDA II extends Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology and clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a royalty on end-user product sales of OPTISON.

         In August 1999, the Company received notice that the New York Stock Exchange (NYSE) had revised its continued listing standards and that the Company was no longer in compliance with the revised standards. These listing standards are threefold and include: total market capitalization and stockholders' equity of not less than $50 million each; total market capitalization of not less than $15 million over a 30 trading-day period; and a minimum share price of $1 over a 30 trading-day period. The Company submitted a plan to meet the revised standards, which was rejected by the NYSE. As a result, the Company was delisted by the NYSE effective after the close of trading on January 4, 2000.

         Effective January 5, 2000, trading of the Company common stock was moved to the NASD Over-The-Counter Bulletin Board. A new trading symbol of "MBIO" was assigned to the Company by NASD. The Company common stock traded on the New York Stock Exchange under the symbol "MB" through the close of business January 4, 2000.

         On November 12, 1999, the Company and Palatin Technologies of Princeton, New Jersey jointly announced that they had signed a definitive agreement to merge. Under the agreement, stockholders of the Company will receive 0.525 shares of common stock of Palatin in exchange for their MBI common stock. The exchange ratio under the merger agreement will result in shareholders of each company owning approximately 50% of the merged entity, which will operate under the name Palatin Technologies and will be headquartered in Princeton. The merger is subject to shareholder approval. The stock exchange will be accounted for using purchase accounting. A registration statement on Form S-4 has been filed and is currently under review by the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had net working capital of $7.4 million compared to $10.7 million at March 31, 1999. Cash, cash equivalents and marketable securities were $12.6 million at December 31, 1999 compared to $18.0 million at March 31, 1999. The Company expects to write off an additional $1.0 million in accelerated depreciation over the next 24 months as the manufacturing process is out-sourced.

         For the next several years, the Company expects to incur substantial additional expenditures associated with product development and litigation. The Company anticipates that its existing resources, plus reimbursements from Mallinckrodt under ARDA II, will enable the Company to fund its operations for at least the next nine months. The Company continually reviews its product development activities in an effort to allocate its resources to those products that the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue may include, but are not limited to, the projected markets, potential for regulatory approval, technical feasibility and estimated costs to bring the product to the market. Based upon these factors, the Company may from time to time reallocate its resources among its product development activities.

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

RESULTS OF OPERATIONS

         REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements were $3.0 million for the nine-month period ended December 31, 1999 compared to $4.0 million for the same period in the prior year. These revenues in both years consisted solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Amended and Restated Distribution Agreement ("ARDA"). As of September 30, 1999, these payments were completed. Therefore, there were no revenues under collaborative agreements for the three-month period ended December 31, 1999 compared to $1.5 million for the same period in the prior year.

         PRODUCT AND ROYALTY REVENUES. Revenues from product sales and royalties were $433,000 and $950,000 for the three-month and nine-month periods ended December 31, 1999 compared to $700,000 and $3.5 million for the same periods in the prior year.

         In the nine months ended December 31, 1999, royalty revenues amounted to $886,000 from Mallinckrodt and $64,000 from Abbott Laboratories. Royalties from Mallinckrodt were calculated by applying a royalty rate to end-user sales under the terms of ARDA II as described in Note 5 of the Notes to the Financial Statements under Item 1 above. ARDA II changed the nature of revenues recognized by the Company from product revenues recognized upon shipment to royalty revenues recognized as a percentage of end-user sales. As a result, there were no product sales for the nine months ended December 31, 1999.

         In the nine months ended December 31, 1998, product and royalty revenues were $3.5 million. Royalty revenues amounted to $122,000 from Abbott Laboratories. Product revenues came from the Company's sales of OPTISON to Mallinckrodt and were recognized upon shipment of the product. The transfer price for the Company's sales of OPTISON to Mallinckrodt was approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to ARDA, the average net sales price to end users was calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considered samples a marketing expense and as such the cost of samples was recorded as selling, general and administrative expense.

         MILESTONE PAYMENTS. Revenues from milestone payments were $2.0 million for the nine-month period ended December 31, 1999. There were no milestone payments during the same period in the prior year. Revenues in the current year represent a $2.0 million milestone payment from Chugai Pharmaceutical Co., Ltd. (Chugai) which was received during the third quarter for the initiation of pivotal trials in Japan for OPTISON.

         LICENSE FEES. Revenues from license fees were $60,000 for the nine-month period ended December 31, 1999 compared to $16.4 million for the same period in the prior year. Revenues in the current year represent a $60,000 license fee from ISIS Pharmaceuticals. Revenues in the prior year include a $14 million license fee recognized in connection with the sale of territorial rights to Chugai, as well as a $2.4 million premium received for the sale of MBI common stock to Chugai.

         COST OF PRODUCTS SOLD. Cost of products sold totaled $183,000 and ($346,000) for the three-month and nine-month periods ended December 31, 1999 compared to $2.7 million and $6.1 million for the same periods in the prior year. Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt has agreed to reimburse MBI for all fully allocated manufacturing expenses, including incremental costs related to the technology transfer. The manufacturing expenses from March 1999 were included in the prior fiscal year. As a result, the recoupment of these expenses is reflected as a negative expense in the current fiscal year.

         COST OF LICENSES. Cost of licenses totalled $9.4 million for the nine months ended December 31, 1998 and included a non-cash expense of $8.5 million related to the sale to Chugai of territory rights previously reacquired from Shionogi & Co., Ltd., plus related transaction fees of $878,000.

          RESEARCH AND DEVELOPMENT COSTS. For the three-month and nine-month periods ended December 31, 1999, the Company's research and development costs totaled $840,000 and $3.3 million, as compared to $2.4 million and $7.0 million for the same periods in the prior year. The decrease is due to previously announced cost reduction measures and the extension of Mallinckrodt's responsibility for funding clinical trials under ARDA II as described in Note 5 of the Notes to the Financial Statements under Item 1 above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three-month and nine-month periods ended December 31, 1999, the Company's selling, general and administrative costs totaled $2.6 million and $6.7 million, as compared to $3.1 million and $12.7 million for the same periods in the prior year. The higher expenses for the same period in the prior year were due primarily to continuing legal expenses and marketing costs associated with the launch of OPTISON. In addition, current year expense decreased due to previously announced cost reduction measures.

         COST REDUCTION MEASURES. On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase of cost reduction occurred in November 1998 and affected approximately 40 employees of the Company's 140-person workforce. The second reduction in force occurred in April 1999 and affected an additional 26 employees. In addition, attrition since November 1998 has further reduced the current workforce to approximately 60 employees. The Company will implement an additional reduction in workforce of approximately 25 employees when the out-sourcing of manufacturing operations is complete.

         The impact of the cost reduction measures on the Company's financial statements for the nine months ended December 31, 1999 included a write-off of $600,000 in fixed assets through accelerated depreciation. For the nine months ended December 31, 1998, the impact included $3.1 million in asset disposals, $2.3 million in severance costs, $300,000 in costs related to technology transfer and $400,000 in exit costs. In addition, $1.1 million of inventories were expensed through cost of sales as a result of the planned out-sourcing of manufacturing. The Company expects to write off an additional $1.0 million in accelerated depreciation over the next 24 months as the manufacturing process is out-sourced.


         A summary of the nine-month period activity related to the accrual for cost reduction measures is provided below.

Accrued at March 31, 1999 . . . . . . . . . . . . . . . . . . . . . . $2,000,000

    Severance . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (500,000)

    Exit costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .   (400,000)

    Technology transfer . . . . . . . . . . . . . . . . . . . . . . .   (300,000)
                                                                      ----------

Accrued at December 31, 1999  . . . . . . . . . . . . . . . . . . . . $  800,000
                                                                      ==========


         INTEREST EXPENSE AND INTEREST INCOME. Interest expense for the three-month and nine-month periods ended December 31, 1999 amounted to $110,000 and $344,000, compared to $142,000 and $456,000 for the same period in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in December 1999. The note payable bears interest at the prime rate and is payable in monthly installments of principal plus interest over five years. The note payable was renegotiated in September 1998 lowering the interest rate from prime plus one to the prime rate and releasing a compensating balance requirement. The interest rate on the note was 8.5% in December 1999.

         Interest income for the three-month and nine-month periods ended December 31, 1999 amounted to $154,000 and $556,000, compared to $325,000 and $1.1 million for the same period in the prior year. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

         FOREIGN INCOME TAX PROVISION. The company paid $200,000 in foreign taxes during the quarter ended December 31, 1999 related to a milestone payment received from Chugai and $1.4 million in foreign taxes related to the Chugai alliance during the quarter ended June 30, 1998.

         YEAR 2000 READINESS. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. This problem could create unforeseen risks to the Company from its internal computing systems as well as from computer systems of third parties with which it deals. The Company has completed a comprehensive review of its internal computing systems and of its vendors, service providers (including financial institutions and insurance companies), and collaborative partners. Subsequent to December 31, 1999, the Company had not experienced any significant costs or disruptions associated with the Year 2000 problem.


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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The information called for by this item is provided under the caption "Interest Expense and Interest Income" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Company does not hedge its market risk.


PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         See Note 2 in Notes to the Financial Statements, which is incorporated by reference in this response.

Item 2-4 - The Company has nothing to report with respect to these items during the quarter ended December 31, 1999.


Item 5 - OTHER INFORMATION

         DATES FOR SUBMISSION OF STOCKHOLDER PROPOSALS

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

         SUBSEQUENT EVENT - LISTING ON NASD OVER-THE-COUNTER BULLETIN BOARD

         Effective January 5, 2000, trading of the Company common stock was moved to the NASD Over-The-Counter Bulletin Board. A new trading symbol of "MBIO" was assigned to the Company by NASD. The Company traded on the New York Stock Exchange under the symbol "MB" through the close of business January 4, 2000.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         10.1 Employment Agreement between the Company and Bobba Venkatadri, effective as of January 21, 1999.

         10.2 Employment Agreement between the Company and Howard Dittrich, M.D., effective as of January 21, 1999.

         10.3 Employment Agreement between the Company and Joni Harvey, effective as of January 21, 1999.

         10.4 Employment Agreement between the Company and Elizabeth Hougen, effective as of January 21, 1999.

(b) Reports on Form 8-K


         A Current Report on Form 8-K dated November 11, 1999 was filed on November 26, 1999 reporting that the Company had signed a definitive agreement to merge with Palatin Technologies of Princeton, New Jersey.


         A Current Report on Form 8-K dated January 5, 2000 was filed on January 11, 2000 reporting that trading of the Company common stock was moved from the New York Stock Exchange to the NASD Over-The-Counter Bulletin Board under the symbol "MBIO".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.


   /s/ ELIZABETH HOUGEN
----------------------------
Elizabeth Hougen
Executive Director, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)


2/11/00
---------
Date