Form 10-K/A
period 1999-03-31
MOLECULAR BIOSYSTEMS INC
filed 2000-05-22
CIK 719598

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

          There were 18,580,745 shares outstanding of the registrant's Common Stock as of June 15, 1999.

Molecular Biosystems, Inc. ("the Company") is filing this Form 10-K/A to expand upon and clarify certain information included in the prior filing.

ITEM 6.           SELECTED FINANCIAL DATA



Selected Financial Data
Fiscal Years Ended March 31,                           1995        1996         1997        1998        1999
----------------------------                     -------------------------------------------------------------
(In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues:

   Revenues under collaborative
      agreements                                    $  15,132    $  2,412     $  4,500    $  5,095    $  5,498

   Product and royalty revenues                         1,769         647          626       1,151       4,083

   Other                                                   40          25            -           -           -
                                                  -------------------------------------------------------------
      Total Revenues                                   16,941       3,084        5,126       6,246       9,581

Operating expenses:

   Research and development costs                      18,743      13,588        9,902      11,078       9,083

   Costs of products sold                               1,608       1,553        4,748       5,791       7,840

   Selling, general and
      administrative expenses                           5,864       5,862        8,052      11,912      14,191

   Other nonrecurring charges                           3,403       3,110            -           -           -

   Cost Reduction Measures:

            Asset disposals                                 -           -            -           -       3,143

            Severance costs                                 -           -            -           -       2,328

            Technology transfer                             -           -            -           -         265

             Exit costs                                     -           -            -           -         384
                                                  -------------------------------------------------------------
             Total operating expenses                  29,618      24,113       22,702      28,781      37,234

Other income (expenses):

Gain on disposal of asset held for sale                     -           -        2,725           -       6,993

Interest expense                                         (694)       (786)        (810)       (721)       (574)

Interest income                                         1,189       1,102        2,377       1,996       1,394

Foreign income tax provision                                -           -            -           -      (1,400)
                                                  -------------------------------------------------------------
              Total other income                          495         316        4,292       1,275       6,413
                                                  -------------------------------------------------------------
Net loss                                            $ (12,182)   $(20,713)    $(13,284)   $(21,260)   $(21,240)

                                                  ============================================================
Loss per common share - basic and diluted           $   (1.02)   $  (1.62)    $  (0.78)   $  (1.19)   $  (1.14)

                                                  ============================================================
Weighted average common
   shares outstanding                                  11,999      12,758       16,926      17,793      18,564
                                                  ============================================================



As of March 31,                                        1995        1996         1997        1998        1999
---------------                                     -----------------------------------------------------------
Consolidated Balance Sheet Data:

Cash, cash equivalents and
   marketable securities                             $ 19,718    $ 20,570     $ 41,414    $ 21,338    $ 18,038

Working capital                                        20,927      18,601       43,843      21,066      10,693

Total assets                                           50,639      43,829       70,159      51,318      31,849

Long-term debt                                          8,408       8,610        7,349       6,082       4,804

Total stockholders' equity                             36,424      28,962       51,746      31,164      16,207



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

    The Company made key operational changes during fiscal year 1999. First, as fiscal year 1999 was the first full year of OPTISON(R) sales, the Company made a transition from being a product development company to a commercial enterprise. In making this transition and in carefully evaluating cost reduction measures, the Company announced on November 10, 1998 the initiation of a multi-phase program to reduce expenses and preserve capital. This program included plans to out-source the Company's manufacturing process.

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

    The Company is the first and only company to obtain marketing approval from the United States Food and Drug Administration ("FDA") for ultrasound contrast agents, having gained approvals for ALBUNEX(R) in 1994 and OPTISON (the Company's second-generation agent) in 1997. In May 1998, OPTISON received final marketing authorization by the European Agency for the Evaluation of Medicinal Products ("EMEA") for use in patients with suspected or known cardiovascular disease. The authorization covers all 15 member states of the European Union.

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

REVENUE RECOGNITION

    Historically the Company has earned revenues from three primary sources: revenues under collaborative agreements, milestone payments, and product revenues.

    REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements have been the primary source of revenues for the Company in the past. They consist of payments received from Mallinckrodt under the Company's Amended and Restated Distribution Agreement ("ARDA") to support clinical trials, regulatory submissions and product development. Pursuant to ARDA, half of each payment is designated for clinical development expenses and is recorded as deferred revenue until such expenses are incurred, and the remaining half of each payment is designated to fund ongoing research and development activities and is recognized as research is performed.

    MILESTONE PAYMENT REVENUES. Milestone payment revenues are earned upon the achievement of certain product development and territorial milestones. All milestone payments to date consist of payments received from Chugai based on Chugai commencing certain specified clinical trials in Japan.

    PRODUCT AND ROYALTY REVENUES. Product revenues are based upon the Company's non-refundable sales to Mallinckrodt and are recognized upon shipment of the product at which time ownership and title to the goods passes to Mallinckrodt.

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

     For fiscal year 2000, under the terms of the ARDA II agreement with Mallinckrodt effective in March 1999, the Company receives a royalty rather that a sales price on product sales of OPTISON.

    Royalty revenues during fiscal years 1997, 1998 and 1999 were pursuant to a licensing agreement between the Company and Abbott Laboratories.


IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. This problem could create unforeseen risks to the Company from its internal computing systems as well as from computer systems of third parties with which it deals. The Company has conducted a comprehensive review of its internal computing systems and of its vendors, service providers (including financial institutions and insurance companies), and collaborative partners. As of the date of this document, the Company has not experienced any significant costs or disruptions associated with the Year 2000 problem.

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

    Product and royalty revenues were $4.1 million for fiscal year 1999, compared to $1.2 million for the prior year. Product revenues in the current year are based on the Company's sales to Mallinckrodt and are recognized upon shipment of the product. The increase in product revenues for fiscal year 1999 as compared to 1998 results primarily from sales of OPTISON to Mallinckrodt which were launched in the fourth quarter of fiscal year 1998. Royalty revenues are pursuant to a license agreement between the Company and Abbott Laboratories and totaled $123,000 in fiscal year 1999 and $132,000 in fiscal year 1998.

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


On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase was a reduction principally in administrative, development and support staff. Phase II was the out-sourcing of the product packaging operations. Phase II will entail the out-sourcing of the manufacture of bulk product. The initial phase of cost reduction affected approximately 40 employees of the Company's 140-person workforce. The next reduction in force, in April 1999, affected an additional 26 employees. In addition, attrition since November 1998 has further reduced the current workforce to approximately 56 employees. On March 30, 2000, the Company announced plans to restructure and further reduced its workforce by 33 employees. The Company will implement an additional reduction in workforce when the out-sourcing of manufacturing operations is complete, which is estimated to occur in December 2001.All employees expected to be terminated as a result of this program were notified of such termination and their estimated severance benefits were accrued.

    The impact of the cost reduction measures on the Company's financial results included a one-time charge of $7.2 million for the year ended March 31, 1999. This charge included $6.1 million in nonrecurring charges and $1.1 million in cost of sales. The $6.1 million nonrecurring charge included $3.1 million for the full write off of fixed assets, principally building improvements of abandoned facilities, capitalized license fees and capitalized patent costs that will no longer be used by the Company as a result of the planned out-sourcing of manufacturing operations and the discontinuation of certain projects, $2.3 million of severance costs, and approximately $265,000 of technology transfer costs, primarily direct labor and travel costs associated with the transfer of the manufacturing process, and $387,000 of lease exit costs related to the Company's plan to out-source manufacturing.

    Additionally, approximately $2.8 million of fixed assets, principally building improvements for the Company's remaining manufacturing facility, will be written off to operations through accelerated depreciation over the term of the out-sourcing. The Company wrote off $1.2 million in fixed assets through accelerated depreciation during fiscal year 1999 and expects to write off another $1.6 million in fixed assets through accelerated depreciation over the period that the manufacturing process is out-sourced, which is estimated to be completed by December 2001. As of March 31, 1999, the Company had approximately $2.0 million in accrued liabilities related to the future costs of out-sourcing.

    A summary of the $8.4 million cost reduction measures charge reflected in the accompanying statements of operations for the year ended March 31, 1999 is as follows:



                                                                                                        Amount
                                                                                                     -------------
                                                                                                     (in millions)
     Non cash charges:
              Accelerated depreciation, recorded prospectively in operations, resulting from a change in estimates of the useful lives
                   of manufacturing assets.............................................................   $1.2
              Write off of abandoned fixed assets ($2.8) and other
                  capitalized assets ($0.3)............................................................    3.1
              Inventory disposed of....................................................................    1.1
                                                                                                         --------

                                                                                                          $5.4
                                                                                                         --------
      Cash charges:
              Severance...............................................................................     2.3
              Exit costs..............................................................................      .4
              Technology transfer.....................................................................      .3
                                                                                                         --------
                                                                                                          $3.0
                                                                                                         --------
      Less amounts paid through March 31, 1999:
              Severance...............................................................................     1.0
              All other...............................................................................       -
                                                                                                         --------



       Accrued at March 31, 1999......................................................................    $2.0
                                                                                                         ========



    At March 31, 1999, $1.3 million of the cost reduction accrual is included in compensation accruals and the remaining $0.7 million is included in accounts payable and accrued liabilities in the accompanying balance sheet as of March 31, 1999.



    Gain on disposal of assets held for sale totaled $7.0 million for fiscal 1999. The Company resold territory rights to Chugai for $14.0 million, as well as a $2.4 million premium received for the sale of the Company's common stock to Chugai. This gain is net of these rights previously reacquired from Shionogi & Co. for $8.5 million and related transaction fees of $878,000.

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

    Product and royalty revenues were $1.2 million for fiscal year 1998, compared to $626,000 for fiscal year 1997. Product revenues in fiscal year 1998 were based on the Company's sales to Mallinckrodt and were recognized upon shipment of the product. Product revenues in fiscal year 1997 also included sales to Shionogi, also recognized upon shipment of the product. The increase in product revenues for fiscal year 1998 as compared to fiscal year 1997 resulted primarily from the market introduction of OPTISON in the fourth quarter which added revenues of approximately $700,000. Royalty revenues were pursuant to a license agreement between the Company and Abbott Laboratories and totaled $132,000 in fiscal year 1998 and $113,000 in fiscal year 1997.

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

    Gain on disposal of assets held for sale totaled $2.7 million in fiscal 1997. Pursuant to an amendment to ARDA, the Company resold territory rights consisting of Europe, Africa, India and parts of Asia to Mallinckrodt for $5.7 million. This gain is net of the cost of these rights previously reacquired from Nycomed for $3.0 million.

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

    During fiscal year 1999, the Company used $26.5 million cash for operating requirements, which was funded primarily by $6.4 million of marketable securities that matured during fiscal 1999, $8.3 million in net proceeds from the sale of common stock to Chugai, and 15.5 million from the sale of territorial rights to Chugai. Other significant cash uses included purchases of property and equipment of $791,000, $2.0 million for the reacquisition of license rights from Shionogi and $1.3 million in principal payments on long term debt.

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

    In an agreement dated March 31, 1998, the Company entered into a cooperative development and marketing agreement with Chugai. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which Chugai may be market under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received $14.0 million during fiscal year 1999. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals.

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

     In April 1999, the Company and Mallinckrodt Inc. entered into an agreement to transfer the manufacture of OPTISON from MBI to Mallinckrodt under an amendment to ARDA. The terms of the agreement also extends Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the terms of the agreement, which is retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a royalty on product sales of OPTISON.

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





                                                 ARTHUR ANDERSEN LLP



San Diego, California
April 30, 1999, except the second paragraph of Note 12 as to which the date is May 3, 1999

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 March 31,       March 31,
                                                                                   1998             1999
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                    $   1,064        $   1,056
    Marketable securities, available-for-sale (Note 4)                              20,274           16,982
    Accounts and notes receivable                                                    1,498            2,320
    License rights held for sale (Note 10)                                           8,500                -
    Inventories                                                                      1,902              748
    Prepaid expenses and other assets                                                  400              425
                                                                             --------------  ---------------
         Total current assets                                                       33,638           21,531
                                                                             --------------  ---------------

Property and equipment, at cost:
    Building and improvements                                                       14,412           11,113
    Equipment, furniture and fixtures                                                4,364            2,893
    Construction in progress                                                           471              930
                                                                             --------------  ---------------
                                                                                    19,247           14,936
    Less:  Accumulated depreciation and amortization                                 7,073            6,672
                                                                             --------------  ---------------
         Total property and equipment                                               12,174            8,264
                                                                             --------------  ---------------

Other assets:
    Patents and license rights, net of amortization of
        $87 in 1998  (Notes 7 and 10)                                                  320                -
    Certificate of deposit, pledged (Notes 4 and 6)                                  3,000                -
    Other assets, net                                                                2,186            2,054
                                                                             --------------  ---------------
         Total other assets                                                          5,506            2,054
                                                                             --------------  ---------------
                                                                                 $  51,318       $   31,849
                                                                             ==============  ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                            $   1,272        $   1,278
    Accounts payable and accrued liabilities (Notes 1 and 7)                         7,498            7,395
    Compensation accruals                                                            2,227            2,165
    Deferred Contract Revenue                                                        1,575                -
                                                                             --------------  ---------------
         Total current liabilities                                                  12,572           10,838
                                                                             --------------  ---------------
Long-term debt, net of current portion (Note 6):                                     6,082            4,804
                                                                             --------------  ---------------
Other noncurrent liabilities                                                         1,500                -
                                                                             --------------  ---------------
Commitments and contingencies (Note 7):
Stockholders' equity (Note 8):
    Common Stock, $.01 par value, 40,000,000 shares
    authorized, 17,846,237 and 18,580,745 shares
      issued and outstanding, respectively                                             178              186
    Additional paid-in capital                                                     128,145          134,347
    Accumulated deficit                                                            (96,729)        (117,969)
    Unrealized loss on available-for-sale securities                                   (67)               6
    Less  40,470 shares of treasury stock, at cost                                    (363)            (363)
                                                                             --------------  ---------------
         Total stockholders' equity                                                 31,164           16,207
                                                                             --------------  ---------------
                                                                                 $  51,318       $   31,849
                                                                             ==============  ===============


  The accompanying notes are an integral part of these consolidated statements.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   FISCAL YEARS ENDED MARCH 31,
                                                           --------------------------------------------
                                                                1997             1998            1999
Revenues (Note 9):
    Revenues under collaborative agreements                 $   4,500       $    5,095      $    5,498
    Product and royalty revenues                                  626            1,151           4,083
                                                           -----------     ------------    ------------
                                                                5,126            6,246           9,581
                                                           -----------     ------------    ------------

Operating expenses:
    Research and development costs (Note 9)                     9,902           11,078           9,083
    Costs of products sold                                      4,748            5,791           7,840
    Selling, general and administrative expenses                8,052           11,912          14,191
    Cost reduction measures (Note 2):
      Asset disposals                                               -                -           3,143
      Severance costs                                               -                -           2,328
      Technology transfer                                           -                -             265
      Exit costs                                                    -                -             384
                                                           -----------     ------------    ------------
                                                               22,702           28,781          37,234
                                                           -----------     ------------    ------------

    Loss from operations                                      (17,576)         (22,535)        (27,653)

Gain on disposals of assets held for sale (Note 10)             2,725                -           6,993
Interest expense                                                 (810)            (721)           (574)
Interest income                                                 2,377            1,996           1,394
                                                           -----------     ------------    ------------
Loss before income taxes                                      (13,284)         (21,260)        (19,840)
Foreign income tax provision                                        -                -          (1,400)
                                                           ===========     ============    ============
      Net Loss                                              $ (13,284)      $  (21,260)     $  (21,240)
                                                           ===========     ============    ============

Loss per common share - basic and diluted                   $   (0.78)      $    (1.19)     $    (1.14)
                                                           ===========     ============    ============

Weighted average common shares
    outstanding                                                16,926           17,793          18,564
                                                           ===========     ============    ============


  The accompanying notes are an integral part of these consolidated statements.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                                                           ACCUMULATED
                                               COMMON STOCK        ADDITIONAL                                 OTHER
                                         ------------------------    PAID-IN      ACCUMULATED   TREASURY  COMPREHENSIVE
                                            SHARES       AMOUNT      CAPITAL       DEFICIT       STOCK       INCOME
                                         -------------  ---------  ------------  -------------  --------- --------------
Balance at March 31, 1996                  13,296,186      $ 133      $ 91,468     $ (62,185)    $  (167)       $    (6)
    Comprehensive Loss
        Net loss                                    -          -             -       (13,284)          -              -
        Unrealized loss on available-
           for-sale securities                      -          -             -              -          -            (76)
    Proceeds from Public
      Offering                              4,140,000         41        34,045              -          -              -
    Purchase of treasury stock (Note 6)             -          -           (85)             -       (196)             -
    Exercise of stock options                 295,500          3         1,928              -          -              -
    Issuance of stock grants                   14,211          -           127              -          -              -
                                         -------------  ---------  ------------  -------------  --------- --------------
Balance at March 31, 1997                  17,745,897      $ 177     $ 127,483     $  (75,469)   $  (363)      $    (82)

    Comprehensive Loss
        Net loss                                    -          -             -        (21,260)         -              -
        Unrealized gain on available-
           for-sale securities                      -          -             -              -          -             15
    Exercise of stock options                 100,340          1           662              -          -              -
                                         -------------  ---------  ------------  -------------  --------- --------------
Balance at March 31, 1998                  17,846,237      $ 178     $ 128,145     $  (96,729)   $  (363)      $    (67)

    Comprehensive Loss
        Net loss                                                                      (21,240)
        Unrealized gain on available-
           for-sale securities                                                                                       73
    Sale of common stock to Chugai            691,883          7         5,922              -          -              -
    Exercise of stock options                  42,625          1           280
                                         -------------  ---------  ------------  -------------  --------- --------------
Balance at March 31, 1999                  18,580,745      $ 186     $ 134,347     $(117,969)    $ (363)        $     6
                                         =============  =========  ============  =============  ========= ==============





                                                              NOTES
                                                            RECEIVABLE
                                                             FROM SALE
                                                             OF COMMON                   COMPREHENSIVE
                                                               STOCK          TOTAL           LOSS
                                                          --------------   ------------  --------------
Balance at March 31, 1996                                     $   (281)       $28,962
    Comprehensive Loss
        Net loss                                                      -
                                                                              (13,284)       (13,284)
        Unrealized loss on available-
           for-sale securities                                        -           (76)           (76)
    Proceeds from Public
      Offering                                                        -        34,086
    Purchase of treasury stock (Note 6)                             281             -
    Exercise of stock options                                         -         1,931
    Issuance of stock grants                                          -           127
                                                          --------------  ------------ --------------
Balance at March 31, 1997                                     $       -       $51,746     $  (13,360)
                                                                                       ==============
    Comprehensive Loss
        Net loss                                                      -       (21,260)       (21,260)
        Unrealized gain on available-
           for-sale securities                                        -            15             15
    Exercise of stock options                                         -           663
                                                          --------------  ------------ --------------
Balance at March 31, 1998                                     $       -       $31,164     $  (21,245)
                                                                                       ==============
    Comprehensive Loss
        Net loss                                                              (21,240)       (21,240)
        Unrealized gain on available-
           for-sale securities                                                     73             73
    Sale of common stock to Chugai                                    -         5,929
    Exercise of stock options                                                     281
                                                          --------------  ------------ --------------
Balance at March 31, 1999                                     $       -       $16,207     $ (21,167)
                                                          ==============  ============ ==============


  The accompanying notes are an integral part of these consolidated statements.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                     FISCAL YEARS ENDED MARCH 31,
                                                                              -------------------------------------------
                                                                                   1997          1998            1999
Cash flows from operating activities:
    Net loss                                                                     ($13,284)     ($21,260)        ($21,240)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                1,435         1,085            1,915
       Loss on disposals/write-downs of tangible and intangible property                1            20            3,092
       Gain on sale of former Nycomed/Shionogi territory license rights            (2,725)            -           (6,993)
       Forgiveness of note receivable from sale of Common Stock                       109             -                -
       Premium received on Chugai Investment                                            -             -           (2,371)
       Changes in operating assets and liabilities:
        Receivables                                                                    29          (702)          (1,171)
        Inventories                                                                   280        (1,560)           1,154
        Prepaid expenses and other assets                                            (623)          (45)             326
        Accounts payable and accrued liabilities                                      721         2,814              397
        Deferred contract revenue                                                       -         1,575           (1,575)
        Compensation accruals                                                         582           614              (62)
                                                                              ------------  ------------  ---------------
              Cash used in operating activities                                   (13,475)      (17,459)         (26,528)
                                                                              ------------  ------------  ---------------

Cash flows from investing activities:
    Purchases of property and equipment                                              (726)       (1,387)            (791)
    Proceeds from sale of property and equipment                                        4             -               42
    Write off of patents and license rights                                             -            17                -
    Additions to patents and license rights                                          (226)          (32)             (30)
    Acquisition of license rights from Shionogi                                    (3,000)       (2,000)          (2,000)
    Acquisition of license rights from Nycomed                                     (2,000)            -                -
    Proceeds from sale of territorial license                                       5,725             -           15,493
    rights
    (Increase) decrease in other assets                                              (269)           37              132
     Purchases of marketable securities                                          (127,732)      (25,566)         (42,988)
     Maturities of marketable securities                                           94,856        46,135           49,353
                                                                              ------------  ------------  ---------------
              Cash provided by (used for) investing activities                    (33,368)       17,204           19,211

                                                                              ------------  ------------  ---------------
Cash flows from financing activities:
    Proceeds from sale/leaseback transaction                                            -         1,331                -
    Net proceeds from public offering of Common Stock                              34,086             -                -
    Net proceeds from sale of common stock to Chugai                                    -             -            8,300
    Net proceeds from issuance of Common Stock                                      2,058           663              281
    Principal payments on long-term debt                                           (1,256)       (1,262)          (1,272)
                                                                              ------------  ------------  ---------------
              Cash provided by financing activities                                34,888           732            7,309
                                                                              ------------  ------------  ---------------

Increase (decrease) in cash and cash equivalents                                  (11,955)           477              (8)
Cash and cash equivalents, beginning of year                                       12,542           587            1,064
                                                                              ------------  ------------  ---------------
Cash and cash equivalents, end of year                                            $   587       $ 1,064        $   1,056
                                                                              ============  ============  ===============
Supplemental cash flow disclosures:
    Interest income received                                                      $ 1,609       $ 2,101        $   1,744
                                                                              ============  ============  ===============
    Interest paid                                                                 $   804       $   715        $     568
                                                                              ============  ============  ===============


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

         PRINCIPLES OF CONSOLIDATION-

         The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

         Additionally, under the terms of the Amended and Restated Distribution Agreement ("ARDA") entered into in September 1995, as restated in May 1999, Mallinckrodt, Inc. ("Mallinckrodt") will pay the Company $20.0 million over four years to further the development of OPTISON (the Company's second-generation product) and related products. These payments will be made in 16 quarterly installments starting at $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. Pursuant to the agreement, half of each payment is designated for clinical development expenses and will be recorded as deferred revenue until such expenses are incurred, and the remaining half of each payment is designated to fund ongoing research and development activities and is recognized as research is performed.

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

         The Company has not provided for potential uncollectible accounts, based on its collection history and credit worthiness of its one customer, Mallinckrodt.


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


         MARKETABLE SECURITIES

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's management has classified its investment securities as available-for-sale and records holding gains or losses as a separate component of stockholders' equity. The cost basis for determining realized gains and losses is based on specific identification.


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


         INVENTORIES-

         Inventories are stated at lower of cost (first-in, first-out) or market, and consist of the following major classes (in thousands):


                                                         MARCH 31,
                                                   -----------------------
                                                      1998          1999
               Raw materials and supplies            $ 1,639        $ 551
               Work in process                            74           92
               Finished goods                            189          105
                                                   ----------    ---------
                                                     $ 1,902        $ 748
                                                   ==========    =========


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


         IMPAIRMENT OF LONG-LIVED ASSETS-

         The Company accounts for long lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

         During fiscal year 1999, the Company wrote off approximately $2.8 million of fixed assets that will no longer be used by the company as a result of the planned out-sourcing of manufacturing operations and discontinuation of certain projects. These assets principally relate to tenant improvements at the Company's research facility not transferable to other facilities. This facility was abandoned in fiscal 1999.


         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

         Accounts payable and accrued liabilities consist of the following major classes (in thousands):


                                                                                    MARCH 31,
                                                                            -----------------------
                                                                                1998         1999
         Accrued legal and professional fees                                  $ 1,540      $ 3,031
         License rights payable and related fees (Note 7)                       2,000        1,500
         Restructuring accruals                                                              1,041
         Accounts payable - trade                                               3,394        1,226



         Other miscellaneous accruals                                             564          597
                                                                            ----------   ----------
                                                                              $ 7,498      $ 7,395
                                                                            ==========   ==========



         STOCK BASED COMPENSATION-

         The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly the Company accounts for its stock based compensation plans under the provisions of APB No. 25.


         LOSS PER SHARE-

         In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share was computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the years ended March 31, 1997, 1998, and 1999, the diluted loss per share calculation excludes effects of 2,685,000, 3,139,000 and 3,855,000 outstanding stock options in fiscal years ended March 31, 1997, 1998, and 1999, respectively, as such inclusion would be anti-dilutive.

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


         GEOGRAPHIC AND CUSTOMER INFORMATION-

         The Company derives all of its product revenues from sales in the United States to its sole customer Mallinckrodt. The Company operates out of one factory in San Diego, California, has one product which is an ultrasound imaging agent and is managed on an aggregate basis. Based on the above factors, the Company has determined that it operates in one reportable segment.


         SALES OF EQUIPMENT-

         During 1997 and 1999, the Company sold certain fully depreciated equipment. These sales resulted in gains of $4,000 and $42,000, respectively, which have been reflected in the accompanying statements of operations.


         FAIR VALUE OF FINANCIAL INSTRUMENTS-

         The carrying amounts of the Company's financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values due to their short term nature. The Company's long term debts approximate fair value as they carry a variable market rate of interest. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company believes it is not exposed to any significant credit risk on its accounts receivable.


         NEW ACCOUNTING STANDARDS-

         In 1999, the Company adopted the provisions of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use" ("SOP 98-1"). This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software as well as assists in determining when computer software is for internal use. The adoption had no material impact on the Company's financial statements or related disclosure thereto.

         In 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This Statement provides guidance on the financial reporting of start-up and organization costs and requires that such costs of start-up activities be expensed as incurred. The adoption had no material impact on the Company's Financial Statements or Related Disclosure thereto.

         In December 1999, the Securities and Exchange Commission issued the Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company has performed an evaluation of SAB101 and the effect that it may have on the Company's financial statements. The Company believes the application of the provisions of SAB 101 will not will have a material impact on its financial position or results of operations.

2.       COST REDUCTION MEASURES

         On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase was a reduction principally in administrative, development and support staff. Phase II was the out-sourcing of the product packaging operations. Phase II will entail the out-sourcing of the manufacture of bulk product. The initial phase of cost reduction affected approximately 40 employees of the Company's 140-person workforce. The next reduction in force, in April 1999, affected an additional 26 employees. In the future when the out-sourcing of the Company's manufacturing operations is complete, which is estimated to occur in December 2001, the Company will implement a further reduction in force of approximately 25 to 30 employees. All employees expected to be terminated as a result of this program were notified of such termination and their estimated severance benefits were accrued during the quarter ended December 31, 1998.

         The impact of the cost reduction measures on the Company's financial results included a one-time charge of $7.2 million for the year ended March 31, 1999. This charge included $6.1 million in nonrecurring charges and $1.1 million in cost of sales. The $6.1 million nonrecurring charge included $3.1 million for the full write off of fixed assets, principally building improvements of abandoned facilities, capitalized license fees and capitalized patent costs that will no longer be used by the Company as a result of the planned out-sourcing of manufacturing operations and the discontinuation of certain projects, $2.3 million of severance costs, and approximately $2650,000 of technology transfer costs, primarily direct labor and travel costs associated with the transfer of the manufacturing process, and $387,000 of lease exit costs related to the Company's plan to out-source manufacturing.

         Additionally, approximately $2.8 million of fixed assets, principally building improvements for the Company's remaining manufacturing facility, will be written off to operations through accelerated depreciation over the term of the out-sourcing. The Company wrote off $1.2 million in fixed assets through accelerated depreciation during fiscal year 1999 and expects to write off another $1.6 million in fixed assets through accelerated depreciation over the period that the manufacturing process is out-sourced, which is estimated to be completed by December 2001. As of March 31, 1999, the Company had approximately $1.0 million in accrued liabilities related to the future costs of out-sourcing.

         A summary of the $8.4 million cost reduction measures charge reflected in the accompanying statements op operations for the year ended March 31, 1999 is as follows:


                                                                                                         Amount
                                                                                                     -------------
                                                                                                     (in millions)
              Non cash charges:
                       Accelerated depreciation, recorded prospectively in operations, resulting from a change in estimates of the useful lives of
                            manufacturing assets...............................................            $1.2
                       Write off of abandoned fixed assets ($2.8) and other
                           capitalized assets ($0.3)...........................................             3.1
                       Inventory disposed of...................................................             1.1

                                                                                                        ----------
                                                                                                           $5.4

                                                                                                        ----------
               Cash charges:

                       Severance..............................................................              2.3
                       Exit costs.............................................................               .4
                       Technology transfer....................................................               .3

                                                                                                        ----------

                                                                                                           $3.0

                                                                                                        ----------
               Less amounts paid through March 31, 1999:

                       Severance..............................................................              1.0
                       All other..............................................................                -

                                                                                                        -----------
                Accrued at March 31, 1999.....................................................             $2.0

                                                                                                        ===========


         At March 31, 1999, $1.3 million of the cost reduction accrual is included in compensation accruals and the remaining $0.7 million is included in accounts payable and accrued liabilities in the accompanying balance sheet as of March 31, 1999.



3.           THE CHUGAI AGREEMENT

         In April, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name) and ORALEX-Registered Trademark-, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received $14.0 million (See
         Note 10) in fiscal year 1999. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. The Company has satisfied all existing contractual obligations related to the license granted to Chugai.

         Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. This premium was equal to $2.4 million and is included in "Gain on disposal of asset" (See Note 10) in the first quarter of fiscal year 1999. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals. As of March 31, 1999, the Company has not received any milestone payments from Chugai.

4.       MARKETABLE SECURITIES

         Investments are recorded at estimated fair market value, and consist primarily of treasury securities, government agency securities and corporate obligations. The Company has classified all of its investments as available-for-sale securities. The following table summarizes available-for-sale securities at March 31, 1998 (in thousands):


                                                         COST NET OF
                                                          PREMIUMS/       GROSS         GROSS        ESTIMATED
                                                          DISCOUNTS    UNREALIZED     UNREALIZED       FAIR
                                                          AMORTIZED       GAINS         LOSSES         VALUE
                                                         ------------  ------------  -------------  ------------
         U.S. treasury securities and obligations
             of U.S. government agencies                    $  4,501       $     -        $   (6)      $  4,495

         Corporate obligations                                15,840             -           (61)        15,779
                                                         ------------  ------------  -------------  ------------

         Marketable securities available-for-sale           $ 20,341       $     -        $  (67)      $ 20,274
                                                         ============  ============  =============  ============



         THE FOLLOWING TABLE SUMMARIZES AVAILABLE-FOR-SALE SECURITIES AT MARCH 31, 1999 (IN THOUSANDS):


                                                         COST NET OF
                                                          PREMIUMS/       GROSS         GROSS        ESTIMATED
                                                          DISCOUNTS    UNREALIZED     UNREALIZED       FAIR
                                                          AMORTIZED       GAINS         LOSSES         VALUE
                                                         ------------  ------------  -------------  ------------
         Money market                                       $  2,682        $    -         $    -      $  2,682

         Certificate of Deposit                                3,000             -              -         3,000

         U.S. treasury securities and obligations
             of U.S. government agencies                       1,500             -              -         1,500

         Corporate obligations                                 9,794             6              -         9,800
                                                         ------------  ------------  -------------  ------------
         Marketable securities available-for-sale           $ 16,976        $    6         $    -      $ 16,982
                                                         ============  ============  =============  ============



         There were no gross realized gains or losses on sales of available-for-sale securities for the years ended March 31, 1999, 1998 or 1997.

         The amortized cost and estimated fair value of debt and marketable securities at March 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                                                 COST LESS
                                                                  PREMIUMS/      ESTIMATED
                                                                  DISCOUNTS        FAIR
                                                                  AMORTIZED        VALUE
                                                                 -------------  ------------
                      Due in one year or less                        $ 16,599      $ 16,605



                      Due after one year through three years              377           377
                                                                 -------------  ------------
                                                                     $ 16,976      $ 16,982
                                                                 =============  ============



         At March 31, 1998, a $3.0 million certificate of deposit was held as a compensating balance under the Company's debt agreement. In September 1998, this loan was renegotiated and the compensating balance requirement was removed (see note 6). Accordingly, the certificate of deposit was included in the marketable securities balances for the fiscal year March 31, 1999, but not for the fiscal year ended March 31, 1998.



5.       INCOME TAXES

         As described in Note 1, the Company uses the asset and liability method of computing deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         The effective income tax rate on the loss before income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):


                                                      FISCAL YEARS ENDED MARCH 31,
                                                     -------------------------------
                                                       1997       1998       1999
                  Computed statutory tax             $  (4,517)  $  (7,342)  $  (7,221)
                  State income taxes                      (843)     (1,275)     (1,274)
                  Tax exempt interest                      (29)        (64)        (23)
                  Losses without income tax benefit      5,362       8,634       8,508
                  Other                                     27          47          10
                                                     ---------   ---------   ---------
                  Provision for income taxes         $       -   $       -   $       -
                                                     =========   =========   =========


         At March 31, 1999, the Company has deferred tax assets of approximately $48.9 million relating to the following tax loss carryforwards for income tax purposes (in thousands):


                                                                                       EXPIRATION
                                                                          AMOUNT          DATES
                                                                       -------------  --------------
         Federal ($120,975) and state ($38,855) net operating losses   $159,830         1999-2019
         Research and development credit - federal                        2,572         1999-2014
         Research and development credit - state                          1,328         1999-2014
         Alternative minimum tax credit                                     300         Indefinite


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


6.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                                     MARCH 31,
                                                                            -----------------------------
                                                                                1998            1999




                 Note payable - due 2004                                         $ 3,754        $  3,682
                 Note payable - due 2001                                           3,600           2,400
                                                                            -------------   -------------
                                                                                   7,354           6,082
                 Less - current portion                                            1,272           1,278
                                                                            -------------   -------------
                                                                                 $ 6,082        $  4,804
                                                                            =============   =============


         The note payable due in 2004 bears interest at a variable rate based upon the weighted average Federal Reserve Eleventh District cost of funds as quoted in The Wall Street Journal plus 2.35 percent. The interest rate on this note is adjusted semi-annually and was 8 percent at March 31, 1998 and 1999. The note is secured by the Company's manufacturing facility and certain of the equipment contained therein and is payable in monthly installments of principal and interest. As of March 31, 1999, maturities of this note in each of the next five fiscal years are: $79,000, $85,000, $92,000, $100,000 and $3,326,000.

         The note payable due in April, 2001 bears interest at the prime rate (7.75 percent at March 31, 1999) and is payable in monthly installments of $100,000 plus accrued interest through March 2001. The loan contains covenants relating to cashflow coverage and minimum cash balances. The Company is in compliance with the loan covenants. In September 1998, the terms of the loan were renegotiated which lowered the interest rate from prime plus one percent to the prime rate and released a compensating balance requirement. The loan is secured primarily by equipment and fixtures in addition to all other tangible assets of the Company.


         Irrespective of the fixed asset disposals and manufacturing out sourcing plans, the Company believes that the fair market value of the equipment and buildings that the Company will continue to own will meet the collateral requirements under the notes maturing in 2001 and 2004.



7.       COMMITMENTS AND CONTINGENCIES

         LEASES-

         The Company conducts certain of its operations in leased premises and also leases equipment through lease financing. Terms of the leases, including renewal options, vary by lease. Future minimum rental commitments for all noncancelable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):


                  FISCAL YEAR ENDED MARCH 31,                     AMOUNT
                  2000                                              $  703
                  2001                                                 379
                  2002                                                 234
                  2003                                                   9
                  2004                                                   -
                                                                 ----------
                  Total minimum lease payments                      $1,325
                                                                 ==========


         In fiscal 1998, the Company entered into a lease for its corporate headquarters. The lease expires in February 2000. The Company is obligated to pay real estate taxes, insurance and utilities on its portion of the leased property. Rental expense for the years ended March 31, 1997, 1998 and 1999 was $194,000, $245,000, and $297,000,
         respectively. As part of the cost reduction measures implemented in fiscal year 1999, the Company consolidated facilities and no longer occupies the building that had become its corporate headquarters in fiscal year 1998. As a result of this move, the Company recognized approximately $370,000 of the remaining rent expense through the end of the lease term as exit costs in fiscal year 1999. The remaining lease payments are included in the schedule above.

         In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing ("Mellon") for a lease line of $1.6 million with a term of 48 months. The outstanding balance on this line of credit at March 31, 1999 was $1.0 million.



         LICENSE AGREEMENTS-

         The Company has entered into license agreements requiring future royalty payments ranging from 1 1/4% to 3% of specified product sales relating to the licensed technologies. Additionally, there is a minimum royalty payment of up to $600,000 due to one licensor in each calendar year, depending on the level of OPTISON sales.

         In April 1998, the Company and Chugai Pharmaceutical Co., Ltd. ("Chugai") entered into a strategic alliance to develop and commercialize OPTISON (which may be marketed under a different name) and ORALEX-Registered Trademark- in Japan, Taiwan and South Korea. In exchange for granting to Chugai a royalty-based license to market these products in the named countries, the Company received $14.0 million from Chugai. In addition, Chugai made an equity investment in MBI common stock. The Company is eligible to receive milestone payments of up to $20.0 million based on the achievement of certain product development goals and will receive royalties from Chugai from the sale of commercialized products in the territory. The Company has satisfied all existing contractual obligations related to the license granted to Chugai.

         PATENT MATTERS-

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

         OTHER-

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



         COMMON SHARES RESERVED

         Common shares were reserved for the following purposes (in thousands):


                                                                     MARCH 31,
                                                              -----------------------
                                                                  1998         1999
                  Options granted                                 3,139        3,855
                  Future grants of options                          488        1,699
                                                              ----------   ----------
                                                                  3,627        5,554
                                                              ==========   ==========




         STOCK OPTIONS-

         1998 PLAN

         In fiscal 1999, the Board of Directors and the shareholders of the Company approved the 1998 Stock Option Plan as the sucessor to the Company's 1993 and 1997 Plans. All outstanding options under the 1993 and 1997 Plans were incorporated into the 1998 Plan plus an additional
         2.0 million shares. The 1998 Plan provides for the grant of both qualified incentive stock options and nonstatutory stock options to purchase Common Stock to employees, non-employee directors, independent consultants and advisors of the Company under four separate equity incentive programs. The exercise price per share may be either 85% of the fair value on the date of grant or fair market value of the stock on date of grant depending on the program. Options granted under this plan are exercisable per the terms specified in each individual option, but not before one year (unless the option exercisability is accelerated by the Company's Board of Directors), or later than ten years from the date of grant. Additionally, the 1998 Plan permits certain senior executives, as defined, to reduce their compensation and receive options with an intrinsic value equal to that reduction in compensation. In 1999, the Company's chief executive officer elected to reduce his compensation by $20,000 and receive options to purchase 10,613 shares at $0.93 per share when the fair market value was $2.18 per share. The compensation expense related to the grant of these options is included in operation for fiscal 1999. On April 1, 1999, the Company's chief executive officer elected to receive an additional grant of 11,662 shares at $0.89 per share when the fair market value was $2.69 per share. The compensation related to this grant will be included in operations for fiscal 2000.

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

         Additional information with respect to the Company's option plans is as follows:



                                                           EMPLOYEE OPTION PLANS             DIRECTORS' OPTION PLAN
                                                    -------------------------------- ------------------------------------
                                                                      OPTION PRICE                      OPTION PRICE
                                                       SHARES           PER SHARE        SHARES          PER SHARE
                                                    ------------  ------------------ -------------- ---------------------
         Options Outstanding at March 31, 1996         2,167,955       6.00 -  31.13        60,000       8.13 -   17.00
         Granted                                         914,375       6.50 -  11.13        15,000       6.88
         Exercised                                     (295,500)       6.00 -  10.63             -
         Expired or lapsed                             (176,760)       6.00 -  31.13             -
                                                    ------------  ------------------ -------------- ---------------------



         Options Outstanding at March 31, 1997         2,610,070       6.00 -  22.25        75,000       6.88 -   17.00
                                                    ------------  ------------------ -------------- ---------------------
         Granted                                         724,100       6.63 -  10.38        78,000       9.13      9.25
         Exercised                                     (100,340)       6.00 -   8.63             -
         Expired or lapsed                             (248,250)       6.25 -  22.25             -
                                                    ------------  ------------------ -------------- ---------------------
         Options Outstanding at March 31, 1998         2,985,580       6.00 -  22.25       153,000       6.88  -  17.00
                                                    ------------  ------------------ -------------- ---------------------
         Granted                                       1,194,288       0.93 -   9.69             -
         Exercised                                      (42,625)       6.00 -  10.13             -
         Expired or lapsed                             (434,912)       3.31 -  22.00             -
                                                    ------------  ------------------ -------------- ---------------------
         Options Outstanding at March 31, 1999         3,702,331       0.93 -  22.25       153,000       6.88  -  17.00
                                                    ------------  ------------------ -------------- ---------------------
         Options exercisable at March 31, 1999         2,402,807                           153,000
                                                    -------------                       ----------
         Reserved for future grants at March 31,       1,674,404                            25,000
         1999
                                                    -------------                       ----------




         THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT FIXED STOCK OPTIONS OUTSTANDING AT MARCH 31, 1999:


                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      -------------------------------------------     ----------------------------
                                      Weighted-Avg    Weighted-                       Weighted-
                        Number         Remaining       Average           Number        Average
       Range of       Outstanding   Contractual Life  Exercise        Exercisable      Exercise
       Exercise       at 3/31/99         Life           Price          at 3/31/99       Price
        Prices                          (years)
    ---------------   ------------    ------------   ------------     -------------  -------------
    0.9281 - 7.00       1,339,880            8.34         4.8179           580,116         6.4920
    7.125 - 9.6875      1,610,068            8.04         8.2301         1,151,306         8.0887
    9.875 - 22.25         905,383            6.16        14.2934           824,385        14.5654
                      ------------    ------------   ------------     -------------  -------------
    0.9281 - 22.25      3,855,331            7.70         8.4682         2,555,807         9.8153




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


                                                                  Fiscal Years Ended, March 31,
                                                            ----------------------------------------
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

         In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties agreement will be incorporated into an amendment to ARDA. In addition to the transfer of manufacturing, the amended agreement will extend Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the amended agreement, which will be retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a royalty on product sales of OPTISON.

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

         In April 1998, the Company and Chugai entered into a strategic alliance to develop and commercialize OPTISON (which may be marketed under a different name) and ORALEX in Japan, Taiwan and South Korea in exchange for granting to Chugai a royalty-based license to market these products in the named countries. In addition, Chugai made an equity investment in the Company's common stock. The Company is eligible to receive milestone payments of up to $20 million based on the achievement of certain product development goals and will receive royalties from Chugai from the sale of commercialized products in the territory.



10.      GAIN ON DISPOSALS OF ASSETS HELD FOR SALE

         The accompanying 1999 and 1997 financial statements reflect gains on the disposals of assets held for sale. These gains result from the resale of territorial rights which had been reacquired from licensees in prior periods as follows:

         In the Company's fiscal 1989, Shionogi & Co. Ltd. (Shionogi) acquired from MBI the rights to develop, market, manufacture and sell certain of the Company's contrast agent products in specified territories (Japan, Korea, Taiwan). In fiscal 1997, as a result of a change of strategic focus at Shionogi, Shionogi sold these territorial rights back to the Company for $8.5 million. MBI accounted for this transaction as the purchase of an asset held for sale in the amount of $8.5 million, as reflected in the Company's balance sheets as of March 31, 1997 and 1998. Effective April 1, 1998, the Company entered into an agreement to resell the above rights to Chugai. The key terms of that agreement are as follows:

         The Company granted Chugai an exclusive license under the Company's patents and technology related to FS069 (OPTISON) and ORALEX to sell, distribute, develop, have developed, make and have made licensed products in Japan, Korea and Taiwan. Chugai also granted the Company a license to any improvements made by Chugai to the products. Under the agreement, any further development as well as the attainment of any regulatory approvals within the subject territory are the sole responsibility of Chugai.

         At the time of this agreement, OPTISON was an FDA approved product and was being sold in the U.S., and further development of ORALEX was terminated by the Company in 1999.

         I. Chugai paid the Company a non refundable license fee of $14.0 million payable in a series of payments with the full amount paid within 300 days of the effective date of the agreement.

         II. Chugai shall also pay the Company non refundable milestone payments of $20 million if and when various clinical and regulatory milestones are achieved by Chugai.

              These above payments are contingent upon Chugai attaining the above milestones. The Company has no obligation to and does not participate in the development activities or clinical trials of Chugai.

         III. Chugai shall also pay to the Company earned royalties on Chugai's sales of the products and minimum royalties for certain years of sales after the launch of the products. The previous agreement with Shionogi also provided for a royalty on sales of the product at a rate which closely approximated the Chugai royalty rate.

         IV. Chugai also made an equity investment in the form of a common stock purchase of 691,883 MBI shares at a premium of $2.4 million

         V. Term of the agreement is 15 years from the effective date of March 31, 1998.

         VI. MBI has an ongoing indemnification obligation to Chugai to protect its Japanese patents, if and when challenged.

              Accordingly, MBI has recorded this asset sale to Chugai as a gain on disposal of assets held for sale in its fiscal 1999 statement of operations, as follows:



                                                                                      Amount in
                                                                                       millions
                                                                                      ---------
                     Up-front non-refundable payment received by MBI                    $14.0
                     Premium on sale of equity                                            2.4
                     Less asset held for sale                                            (8.5)
                      Less transaction fee                                               (0.9)
                                                                                      ---------
                     Net gain on disposal.                                              $ 7.0

                                                                                      =========


         In fiscal 1996, as a result of Nycomed's (MBI's former licensee in Europe) decision to develop its own contrast agent, MBI reacquired the marketing, manufacturing and distribution rights to the European territory for its products from Nycomed for $3.0 million, including transaction expenses. Such amount was capitalized by MBI as an asset held for sale in the amount of $3.0 million. In fiscal 1997, MBI sold these reacquired rights to Mallinckrodt for $5.7 million. At that time, MBI and Mallinckrodt had various collaborative research and distribution agreements in place. However, the sale of these European territory rights to Mallinckrodt did not modify any existing agreements of other contractual obligations between MBI and Mallinckrodt.

         The $5.7 million payment received by MBI from Mallinckrodt was non-refundable. Prior to this transaction, MBI had received no up-front fees from Mallinckrodt on any agreements. Furthermore, this transaction with Mallinckrodt contained no royalty provisions. Accordingly, MBI has reflected this asset sale as a gain on disposal of assets held for sale in its fiscal 1997 statement of operations, as follows:


                                                                                    Amount in
                                                                                     millions
                                                                                    ---------
              Up-front non-refundable payment received by MBI                         $ 5.7
              Less asset held for sale                                                 (3.0)
                                                                                    ---------
              Net gain on disposal.                                                   $ 2.7

                                                                                    =========




11.      SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 1999 and 1998 (in thousands, except per share amounts):



         Quarter Ended:                                                   Jun 30     Sep 30     Dec 31     Mar 31
         --------------                                                   ------     ------     ------     ------
         Fiscal 1999



         Revenues                                                        $ 2,617    $ 2,666    $ 2,185    $ 2,113
         Research and Development Costs                                    2,227      2,409      2,358      2,089
         Total Operating Costs and Expenses                                7,735      9,950     14,238      5,311
         Net Income/(Loss)                                                   740     (7,068)   (11,870)    (3,042)
         Income/(Loss) Per Common Share                                     0.04      (0.38)     (0.64)     (0.16)
         Weighted Average Common Shares Outstanding                       18,843     18,581     18,581     18,581




         Quarter Ended:                                                   Jun 30     Sep 30     Dec 31     Mar 31
         --------------                                                   ------     ------     ------     ------
         Fiscal 1998
         Revenues                                                        $ 1,474    $ 1,426    $ 1,373    $ 1,973
         Research and Development Costs                                    2,185      2,680      2,939      3,274
         Total Operating Costs and Expenses                                6,736      6,401      7,517      8,127
         Net Income/(Loss)                                                (4,799)    (4,621)    (5,903)    (5,937)
         Income/(Loss) Per Common Share                                    (0.27)     (0.26)     (0.33)     (0.33)
         Weighted Average Common Shares Outstanding                       17,752     17,768     17,813     17,793




12.      SUBSEQUENT EVENTS

         In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON, the only advanced generation cardiac ultrasound imaging agent commercially available in the United States and Europe, from MBI to Mallinckrodt. The parties agreement will be incorporated into an amendment to ARDA. In addition to the transfer of manufacturing, the amended agreement will extend Mallinckrodt's responsibility for funding clinical trials to include all cardiology, as well as radiology, clinical trials for OPTISON in the United States. MBI will continue to conduct all cardiology trials for OPTISON and will assume responsibility for conducting radiology trials in the United States. Under the terms of the amended agreement, which will be retroactive to March 1, 1999, Mallinckrodt will reimburse MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI will receive a royalty on product sales of OPTISON.

         In May and June 1999, the Company received correspondence from the PTO with respect to the ImaRx patents involved in the reexamination proceedings. The PTO indicated that all claims of U.S. Patent No. 5,547,656 (`656) and U.S. Patent No. 5,527,521(`521) will be allowed in their original form.

         On May 3, 1999, the Company and Mallinckrodt received notice of a lawsuit filed against them by DuPont Pharmaceuticals Company ("DuPont) and ImaRx in the United States District Court for the District of Delaware (the "DuPont Case"). The lawsuit alleges that the manufacture and sale of OPTISON infringes the `656 patent owned by ImaRx and exclusively licensed to DuPont. MBI has counterclaimed for a declaration of invalidity and non-infringement with respect to the `656 patent. In June 1999, DuPont and ImaRx amended their complaint in the DuPont case to add allegations that the manufacture and sale of OPTISON also infringes the `521 patent owned by ImaRx and exclusively licensed to DuPont.

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


MOLECULAR BIOSYSTEMS, INC.





   /s/ BOBBA VENKATADRI
--------------------------
Bobba Venkatadri
President and Chief Executive Officer



5/22/00
--------------------------
Date