Form 10-Q/A
period 1999-09-30
MOLECULAR BIOSYSTEMS INC
filed 2000-05-22
CIK 719598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to _________

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

         Molecular Biosystems, Inc. ("the Company") is filing this Form 10-Q/A to provide a non redacted version of the Second Amended and Restated License and Distribution Agreement between the Company and Mallinckrodt.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


Exhibits -


         10.1 Second Amended and Restated License and Distribution Agreement between the Company and Mallinckrodt, effective March 1, 1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




   /s/ Bobba Venkatadri
---------------------------
Bobba Venkatadri
President and Chief Executive Officer




5/22/00
---------------------------
Date