Form 10-Q/A
period 1999-12-31
MOLECULAR BIOSYSTEMS INC
filed 2000-05-22
CIK 719598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A

(Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1999

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Molecular Biosystems, Inc. ("the Company") is filing this Form 10-Q/A to expand upon and clarify certain information included in the prior filing.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                                              MARCH 31,         DECEMBER 31,
                                                                                1999                1999
                                                                            --------------      --------------
                                  ASSETS                                                         (UNAUDITED)
Current assets:
    Cash and cash equivalents                                               $       1,056       $       1,755
    Marketable securities, available-for-sale                                      16,982              10,895
    Accounts and notes receivable                                                   2,320               2,617
    Inventories                                                                       748                 331
    Prepaid expenses and other assets                                                 425                 254
                                                                            --------------      --------------
         Total current assets                                                      21,531              15,852
                                                                            --------------      --------------

Property and equipment, at cost:
    Building and improvements                                                      11,113              11,113
    Equipment, furniture and fixtures                                               2,893               2,982
    Construction in progress                                                          930                 497
                                                                            --------------      --------------
                                                                                   14,936              14,592
    Less:  Accumulated depreciation and amortization                                6,672               7,382
                                                                            --------------      --------------
         Total property and equipment                                               8,264               7,210
                                                                            --------------      --------------

    Other assets, net                                                               2,054               1,877
                                                                            --------------      --------------

                                                                            $      31,849       $      24,939
                                                                            ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                       $       1,278       $       1,288
    Accounts payable and accrued liabilities                                        7,395               6,000
    Compensation accruals                                                           2,165               1,191
                                                                            --------------      --------------
         Total current liabilities                                                 10,838               8,479
                                                                            --------------      --------------

Long-term debt, net of current portion                                              4,804               3,835

Commitments and contingencies

Stockholders' equity:
    Common Stock, $.01 par value, 40,000,000 shares
      authorized, 18,580,745 and 18,724,017 shares
      issued and outstanding, respectively                                            186                 186
    Additional paid-in capital                                                    134,347             134,388
    Accumulated deficit                                                          (117,969)           (121,591)
    Unrealized gain on available-for-sale securities                                    6                  21
    Less 40,470 and 42,298 shares of treasury stock,
      at cost, respectively                                                          (363)               (379)
                                                                            --------------      --------------
         Total stockholders' equity                                                16,207              12,625
                                                                            --------------      --------------

                                                                            $      31,849       $      24,939
                                                                            ==============      ==============


                            See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       DECEMBER 31,                        DECEMBER 31,
                                                                   1998             1999              1998             1999
                                                               --------------   -------------     --------------   --------------
Revenues:
   Revenues under collaborative agreements                     $       1,500    $          -      $       3,998    $       3,000
   Product and royalty revenues                                          685             433              3,471              950
   Milestone payments                                                      -           2,000                  -            2,000
   Other                                                                   -              60                  -               60
                                                               --------------   -------------     --------------   --------------
                                                                       2,185           2,493              7,469            6,010
                                                               --------------   -------------     --------------   --------------
Operating expenses:
   Research and development costs                                      2,358             839              6,995            3,287
   Cost of products sold                                               2,668             183              6,108             (346)
   Selling, general and administrative expenses                        3,092           2,605             12,701            6,703
   Cost reduction measures:
     Asset disposals                                                   3,143               -              3,143                -
     Severance costs                                                   2,328               -              2,328                -
     Technology transfer                                                 265               -                265                -
     Exit costs                                                          384               -                384                -
                                                               --------------   -------------     --------------   --------------
                                                                      14,238           3,627             31,924            9,644
                                                               --------------   -------------     --------------   --------------

   Loss from operations                                              (12,053)         (1,134)           (24,455)          (3,634)

Gain on disposal of asset held for sale                                    -               -              6,993                -
Interest expense                                                        (142)           (110)              (456)            (344)
Interest income                                                          325             154              1,120              556
                                                               --------------   -------------     --------------   --------------

Loss before income taxes                                             (11,870)         (1,090)           (16,798)          (3,422)
Foreign income tax provision                                               -            (200)            (1,400)            (200)
                                                               --------------   -------------     --------------   --------------

Net Loss                                                       $     (11,870)   $     (1,290)     $     (18,198)   $      (3,622)
                                                               ==============   =============     ==============   ==============

Loss per common share - basic and diluted                      $       (0.64)   $      (0.07)     $       (0.98)   $       (0.19)
                                                               ==============   =============     ==============   ==============

Weighted average common shares outstanding                            18,581          18,724             18,558           18,727
                                                               ==============   =============     ==============   ==============


                            See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                  1998            1999
                                                                              --------------  --------------
Cash flows from operating activities:
    Net loss                                                                  $     (18,198)  $      (3,622)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                    988             887
       Write-off of patents and license fees                                            295               -
       Disposals/write-downs of property and equipment                                2,824             139
       Gain on sale of former Shionogi territory license rights                      (6,993)              -
       Premium received on Chugai Investment                                         (2,371)              -
       Changes in operating assets and liabilities:
        Receivables                                                                  (5,284)           (622)
        Inventories                                                                     223             416
        Prepaid expenses and other assets                                               297             497
        Accounts payable and accrued liabilities                                      2,876             188
        Deferred contract revenues                                                   (1,575)              -
        Compensation accruals                                                           761            (974)
                                                                              --------------  --------------

              Cash used in operating activities                                     (26,157)         (3,091)
                                                                              --------------  --------------

Cash flows from investing activities:
    Purchases of property and equipment                                                (846)            (68)
    Proceeds from sale of property and equipment                                          3              12
    Additions to patents and license rights                                             (30)              -
    Purchase of license rights from Shionogi                                         (2,000)         (1,500)
    Proceeds from sale of territorial license rights                                 15,493               -
    Decrease in other assets                                                             98             177
    Purchases of marketable securities                                              (35,703)        (14,745)
    Maturities of marketable securities                                              40,953          20,847
                                                                              --------------  --------------

              Cash provided by investing activities                                  17,968           4,723
                                                                              --------------  --------------

Cash flows from financing activities:
    Net proceeds from  sale of Common Stock to Chugai                                 8,300               -
    Net proceeds from stock options exercised                                           281              41
    Purchase of treasury stock                                                            -             (16)
    Principal payments on long-term debt                                               (954)           (958)
                                                                              --------------  --------------

              Cash provided by (used in) financing activities                         7,627            (933)
                                                                              --------------  --------------

Increase (decrease) in cash and cash equivalents                                       (562)            699

Cash and cash equivalents, beginning of period                                        1,064           1,056
                                                                              --------------  --------------

Cash and cash equivalents, end of period                                      $         502   $       1,755
                                                                              ==============  ==============

Supplemental cash flow disclosures:

    Interest income received                                                  $       1,401   $         702
                                                                              ==============  ==============

    Interest paid                                                             $         454   $         344
                                                                              ==============  ==============



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

         In June 1998, the PTO issued a final rejection of all claims of the two Sonus patents involved in the Sonus Case. In December 1998, the Company received correspondence from the PTO with respect to the two Sonus patents involved in the reexamination proceedings. On the basis of amendments after final rejection, the PTO has indicated that certain claims in Sonus' U.S. Patent No. 5,558,094 ('094) are allowable by the agency. According to the PTO correspondence, none of the original '094 patent claims which Sonus had asserted against MBI will be allowed by the PTO without amendment. The PTO has also indicated that certain claims of Sonus' U.S. Patent 5,573,751 ('751) are allowable by the agency. According to the PTO correspondence, certain of the '751 patent claims which Sonus has asserted against the Company will be allowed in their original form. In January 1999, the PTO issued reexamination certificates for the '094 and '751 patents.

         In August 1998, the PTO issued a final rejection of all relevant claims of the Nycomed patent involved in the MBI Case. If the PTO rejection is maintained on any appeal subsequently filed by Nycomed, the patent Nycomed is attempting to assert against the Company and Mallinckrodt to block the manufacture and sale of OPTISON will be invalidated.

         In May and June 1999, the Company received correspondence from the PTO with respect to the ImaRx patents involved in the reexamination proceedings. The PTO indicated that all claims of U.S. Patent No. 5,547,656 ('656) and U.S. Patent No. 5,527,521('521) will be allowed in their original form.

         On May 5, 1999, the Company and Mallinckrodt received notice of a lawsuit filed against them by DuPont Pharmaceuticals Company ("DuPont") and ImaRx in the United States District Court for the District of Delaware (the "DuPont Case"). The lawsuit alleges that the manufacture and sale of OPTISON infringes the '656 patent owned by ImaRx and exclusively licensed to DuPont. MBI counterclaimed for a declaration of invalidity and noninfringement with respect to the '656 patent. In June 1999, DuPont and ImaRx amended their complaint in the DuPont Case to add allegations that the manufacture and sale of OPTISON also infringes the '521 patent owned by ImaRx and exclusively licensed to DuPont.

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

(4)      COST REDUCTION MEASURES-


         On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase of cost reduction occurred in November 1998 and affected approximately 40 employees of the Company's 140-person workforce. The second reduction in force occurred in April 1999 and affected an additional 26 employees. In addition, attrition since November 1998 has further reduced the current workforce to approximately 56 employees. On March 30, 2000, the Company announced plans to restructure and further reduced its workforce by 33 employees. The Company will implement an additional reduction in workforce when the out-sourcing of manufacturing operations is complete, which is estimated to occur in December 2001.


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


         A summary of the nine-month period activity related to the accrual for cost reduction measures is provided below.


Accrued at March 31, 1999 ......................................   $ 2,000,000


    Severance ..................................................      (500,000)


    Exit costs .................................................      (400,000)


    Technology transfer ........................................      (300,000)
                                                                   -----------


Accrued at December 31, 1999 ...................................   $   800,000
                                                                   ===========




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

(6)       STOCK EXCHANGE LISTING -

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

         On March 14, 2000, the Company announced that it received notice from Palatin Technologies Inc. of Palatin's intent to discontinue the proposed merger with MBI and negotiations were terminated.




Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following management discussion and analysis should be read in conjunction with (1) the current Consolidated Financial Statements and (2) the Company's Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 1999.


         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the Company's anticipated results or other expectations. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the expense and uncertain outcome of the litigation described in Note 2 to the Financial Statements in Item 1 above, including the possibility of injunctive relief to competitors prohibiting the sale of OPTISON-Registered Trademark- , a ruling by the Patent and Trademark Office ("PTO") in the pending patent reexamination proceedings favoring competitors' patents; difficulties and delays with respect to the performance of clinical trials; delays by regulatory authorities in approving additional indications for OPTISON, including the evaluation of myocardial perfusion; inability to successfully transfer OPTISON manufacturing to Mallinckrodt; difficulties and delays with respect to marketing and sales activities; general uncertainties accompanying the development and introduction of new products; and other risk factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

         On March 14, 2000, the Company announced that it received notice from Palatin Technologies Inc. of Palatin's intent to discontinue the proposed merger with MBI and negotiations were terminated.


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


RESULTS OF OPERATIONS


         REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements were $3.0 million for the nine-month period ended December 31, 1999 compared to $4.0 million for the same period in the prior year. Revenues in both years consisted solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Amended and Restated Distribution Agreement ("ARDA"). As of September 30, 1999, these payments were completed. Effective March 1, 1999, the ARDA agreement with Mallinckrodt was replaced by ARDA II. Revenues and associated manufacturing costs are both expected to be significantly lower in the near term under ARDA II.


         PRODUCT AND ROYALTY REVENUES. Revenues from product sales and royalties were $433,000 and $950,000 for the three-month and nine-month periods ended December 31, 1999 compared to $685,000 and $3.5 million for the same periods in the prior year.


         In the nine months ended December 31, 1999, royalty revenues amounted to $886,000 from Mallinckrodt and $64,000 from Abbott Laboratories. Royalties from Mallinckrodt were calculated by applying a royalty rate to end-user sales under the terms of ARDA II. ARDA II changed the nature of revenues recognized by the Company from product revenues recognized upon shipment to royalty revenues recognized as a percentage of end-user sales. As a result, there were no product sales revenues for the nine months ended December 31, 1999.


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


         OTHER. Other revenues were $60,000 for the nine-month period ended December 31, 1999, representing non-refundable amounts received from ISIS Pharmaceuticals.


         COST OF PRODUCTS SOLD. Cost of products sold totaled $183,000 and ($346,000) for the three-month and nine-month periods ended December 31, 1999 compared to $2.7 million and $6.1 million for the same periods in the prior year. Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt has agreed to reimburse MBI for all fully allocated manufacturing expenses, including incremental costs related to the technology transfer. The manufacturing expenses from March 1999 were included in the prior fiscal year. As a result, the recoupment of these March 1999 expenses totalling $540,000 are reflected as a negative expense in the current fiscal year.


         RESEARCH AND DEVELOPMENT COSTS. For the three-month and nine-month periods ended December 31, 1999, the Company's research and development costs totaled $839,000 and $3.3 million, as compared to $2.4 million and $7.0 million for the same periods in the prior year. Approximately $3.2 million of the $3.7 million decrease in the nine-month period ended December 31, 1999 was due to Mallinckrodt's responsibility under ARDA II for funding clinical trials, and the remaining decrease of $500,000 was due to cost reduction measures.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three-month and nine-month periods ended December 31, 1999, the Company's selling, general and administrative costs totaled $2.6 million and $6.7 million, as compared to $3.1 million and $12.7 million for the same periods in the prior year. The higher expenses for the same period in the prior year were due primarily to continuing legal expenses and marketing costs associated with the launch of OPTISON. In addition, current year expense decreased due to cost reduction measures.


         COST REDUCTION MEASURES. On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase of cost reduction occurred in November 1998 and affected approximately 40 employees of the Company's 140-person workforce. The second reduction in force occurred in April 1999 and affected an additional 26 employees. In addition, attrition since November 1998 has further reduced the current workforce to approximately 56 employees. On March 30, 2000, the Company announced plans to restructure and further reduced its workforce by 33 employees. The Company will implement an additional reduction in workforce when the out-sourcing of manufacturing operations is complete, which is estimated to occur in December 2001.


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


         A summary of the nine-month period activity related to the accrual for cost reduction measures is provided below.



Accrued at March 31, 1999 .......................................... $2,000,000


    Severance ......................................................   (500,000)


    Exit costs .....................................................   (400,000)


    Technology transfer ............................................   (300,000)
                                                                     ----------

Accrued at December 31, 1999 ....................................... $  800,000
                                                                     ==========



         GAIN ON DISPOSAL OF ASSET HELD FOR SALE. Gain on disposal of asset held for sale totaled $7.0 million for the nine months ended December 31, 1998. The Company resold territory rights to Chugai for $14.0 million, as well as a $2.4 million premium received for the sale of MBI common stock to Chugai. This gain is the net of the cost of these rights previously reacquired from Shionogi & Co. for $8.5 million and related transaction fees of $878,000.


         INTEREST EXPENSE AND INTEREST INCOME. Interest expense for the three-month and nine-month periods ended December 31, 1999 amounted to $110,000 and $344,000, compared to $142,000 and $456,000 for the same period in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in December 1999. The note payable bears interest at the prime rate and is payable in monthly installments of principal plus interest over five years. The note payable was renegotiated in September 1998 lowering the interest rate from prime plus one to the prime rate and releasing the Company from a compensating balance requirement. The interest rate on the note was 8.5% in December 1999.

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


         FOREIGN INCOME TAX PROVISION. The Company paid $200,000 in foreign taxes during the quarter ended December 31, 1999 related to a milestone payment received from Chugai and $1.4 million in foreign taxes related to the Chugai alliance during the nine-month period ended December 31, 1998.


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


MOLECULAR BIOSYSTEMS, INC.




   /s/ BOBBA VENKATADRI
--------------------------------
Bobba Venkatadri
President and Chief Executive Officer



5/22/00
--------------------------------
Date