Form 10-K405
period 2000-03-31
MOLECULAR BIOSYSTEMS INC
filed 2000-06-23
CIK 719598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)

         [X]      Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2000

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

       Registrant's telephone number, including area code: (858) 812-7001

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
   Common Stock, $.01 par value       NASD Over-The-Counter Bulletin Board

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant was $12,800,000 as of June 15, 2000 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported on the NASD Over-The-Counter Bulletin Board).

         There were 18,858,789 shares outstanding of the registrant's Common Stock as of June 15, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits filed with the registrant's prior registration statements and period reports under the Securities Exchange Act of 1939 are incorporated herein by reference into Part IV of this report.

                                     PART I

ITEM 1.           BUSINESS

    THE TEXT OF THIS FORM 10-K, INCLUDING THIS BUSINESS SECTION, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REPORT EVENTS ON CIRCUMSTANCES ARISING AFTER THE DATE OF THIS ANNUAL REPORT. IN ADDITION TO RISKS AND UNCERTAINTIES SPECIFICALLY IDENTIFIED IN THESE SECTIONS, FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FAILURE OF OPTISON TO GAIN WIDE MARKET ACCEPTANCE, THE FAILURE OF OPTISON TO GAIN FDA APPROVAL FOR NEW INDICATIONS, AND OTHER FACTORS IDENTIFIED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND PRESS RELEASES.

GENERAL

Molecular Biosystems, Inc. ("MBI" or the "Company"), the developer of OPTISON(R), the only approved intravenous ultrasound contrast agent marketed in the United States and Europe, is a Delaware corporation incorporated on April 14, 1980. Doctors and medical technicians use contrast agents primarily to improve the real-time images or "moving pictures" of organs and body structures, especially the heart, obtained through ultrasound examinations.

In May 2000, the Company agreed to transfer full control of the OPTISON business to Mallinckrodt, Inc., a global manufacturer of specialty medical products, in exchange for a 5% royalty on sales. Mallinckrodt's territory is world wide, excluding Japan, South Korea and Taiwan. Chugai Pharmaceuticals, a pharmaceutical company in Japan, is MBI's partner for Japan, South Korea and Taiwan. MBI receives a 28% royalty on product sales from Chugai plus certain milestone payments and has no manufacturing or clinical development responsibilities.

This restructuring of MBI's relationship with Mallinckrodt relating to OPTISON manufacturing and marketing coincided with the settlement of patent litigation with several competitors claiming patent rights in various ultrasound contrast agent technologies. MBI will pay Mallinckrodt a total of seven million dollars as part of this intellectual property settlement. Three million dollars of this settlement was paid in May 2000. An additional three million dollars will be satisfied through the transfer of property owned by MBI to Mallinckrodt as soon as practicable. MBI is required to make the final one million-dollar payment to Mallinckrodt upon receipt of a milestone payment form Chugai Pharmaceutical Co., Ltd.

The Company has developed other technologies that it is not exploiting at this time and currently has reduced its workforce to three employees. The Company plans to use its existing cash and future cash flows from royalties and milestone payments to pursue alliances and business development opportunities in the life sciences industry.

ULTRASOUND IMAGING

Since the discovery of x-rays, medical imaging has been used extensively to diagnose and guide the treatment of diseases and injuries to internal organs. Generally, imaging improves patient care and lowers health care costs by enabling the detection of disease or abnormal structures not apparent by routine physical examination.

Ultrasound employs low-power, high-frequency sound waves which are directed at the organ to be imaged by placing an instrument called a "transducer" on the body near the organ. The sound waves are reflected off of the organ or tissue back to the ultrasound machine. The ultrasound machine reads the reflected sound waves and produces a cross-sectional real-time "moving picture" of the targeted organ or tissue. Ultrasound is used to image the heart, liver, kidneys, gall bladder, pancreas, other abdominal structures, blood vessels, and the reproductive system, and is also being investigated for use with brain and breast examinations. Cardiac ultrasound examinations are called "echocardiograms." Non-cardiac diagnostic ultrasound examinations are referred to as "radiology" indications or applications. The advantages of ultrasound include:

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

        - LARGE INSTALLED BASE. There is a large installed base of ultrasound machines throughout the world. According to published reports, there are more than 70,000 machines installed in the United States. Several large manufacturers such as Agilent, Phillips (ATL), Acuson, General Electric and Toshiba compete in the ultrasound hardware market.

        - PRICE. Ultrasound is a relatively inexpensive procedure for imaging the heart, compared to perfusion nuclear exams and catheterization, two standard techniques.

        - IMPROVEMENTS TO ULTRASOUND IMAGING. The development and approval of OPTISON has enabled clinicians to use a contrast agent to enhance the visual clarity of ultrasound images.



PRODUCT AND MARKETS

OPTISON

    OPTISON is an ultrasound contrast imaging agent consisting of gas-filled human serum albumin microspheres manufactured using MBI's patented albumin microsphere technology. The application of OPTISON begins when a physician or nurse injects OPTISON into an arm vein. The microspheres then pass through the bloodstream to the right atrium and ventricle of the heart, where they are pumped through the lungs and into the left atrium and ventricle of the heart. The left ventricle is the chamber of the heart that pumps oxygenated blood arriving from the lungs out to the rest of the body and is the portion of the heart that is of the greatest clinical interest in the diagnosis of heart disease. OPTISON uses a 1% albumin solution (in saline). Human albumin is a protein extracted from blood and has been used as a blood expander for many years. OPTISON, which has been marketed in the United States and Europe since 1998, has a strong safety profile as demonstrated in over 150,000 patients with no unexpected adverse events.

    OPTISON is the first and currently the only perfluorocarbon based FDA approved contrast agent. The Company received FDA approval for OPTISON in December 1997. In May 1998, OPTISON became the first perfluorocarbon based agent to receive final marketing authorization by the European Agency for the Evaluation of Medicinal Products for use in patients with suspected or known cardiovascular disease. OPTISON consists of octafluoropropane-filled albumin microspheres. Because octafluoropropane is insoluble in blood, the microspheres in OPTISON remain intact in the bloodstream for over 5 minutes. This durability permits more of the microspheres to pass from the right side of the heart, through the microvasculature of the lungs, and into the left side of the heart. As a result, OPTISON can be used to see more clearly the inside walls of the heart ("endocardial border delineation") and how the inside walls of the heart move as the heart pumps blood ( " regional wall motion") using ultrasound. More importantly, the durability of the OPTISON microspheres enable them to circulate into the heart muscle and may permit the assessment of myocardial perfusion using ultrasound (see below).

    CARDIAC FUNCTION. Clinical studies have demonstrated that OPTISON is effective in visualizing blood flow in the chambers of the heart, including the delineation of endocardial borders and the assessment of regional wall motion. In an estimated 15-20% of the echocardiograms (ultrasound exams of the heart) performed annually in the United States, cardiologists cannot adequately visualize the location of the wall of the left ventricle, or "endocardial border," or its location appears ambiguous. Clinical studies demonstrated a high success rate for this indication in cases of suboptimal chamber wall imaging in both stressed and non-stressed patients. When sufficient numbers of OPTISON microspheres reach the left ventricle, the acoustical reflectivity of OPTISON in the chamber permits the endocardial border to be seen by defining the walls of the chamber, or "endocardial border delineation." This delineation in turn permits visualization of the movement of the walls of the chamber as the heart beats, "regional wall motion." Information regarding endocardial border delineation and regional wall motion is important for diagnostic purposes. If the chamber walls appear thicker than normal or are not moving normally, it is a potential indicator that the surrounding heart muscle is not receiving sufficient blood or is abnormal in some other way. This may indicate heart attack, partial blockage of an artery or other abnormal condition.

    MYOCARDIAL PERFUSION. To increase the potential applications of OPTISON, MBI recently completed Phase 2 clinical trials to evaluate the product's efficacy in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion"). The multiple Phase 2 trials included use of OPTISON in the emergency room for patients with chest pain and in various forms of stress echocardiography (an ultrasound exam of the heart under drug or exercise induced stress). Results using OPTISON in each of these applications suggest a close agreement with nuclear imaging for the detection of ischemia "reduced blood supply" by wall motion and perfusion. Furthermore, the results indicate that use of OPTISON could help to "rescue" a large proportion of non-contrast utilizing exams that clinicians would not otherwise be able to interpret, thereby reducing the need for additional, more expensive and time-consuming testing. The Company believes the information regarding perfusion will enable cardiologists to diagnose heart attacks and coronary artery disease more accurately and safely than is currently feasible. The most recently conducted Phase 2 studies were performed to evaluate OPTISON with new "second harmonic" ultrasound imaging technology, which reads ultrasound echoes that return to the ultrasound equipment at frequencies that are a multiple of the "fundamental" frequency transmitted into the body. The results of these trials again demonstrate the agreement between contrast echo and nuclear imaging as well as coronary arteriography. These results formed the basis for a proposal to the FDA to conduct pivotal phase 3 clinical trials for myocardial perfusion. The FDA has reviewed the proposal and Mallinckrodt, now responsible for conduct of clinical trials, is evaluating the FDA's comments.

    Myocardial perfusion is important because it provides oxygenated blood to the heart muscle. If cardiologists do not detect OPTISON, or do not detect it at the expected level of intensity in a portion of the heart muscle, it means that a portion of the muscle is not receiving enough blood ("ischemia"). This finding may help cardiologists diagnose several conditions, including coronary arterial stenosis (blockage) and myocardial infarction (heart attack).

    The ability to rapidly assess the condition of the heart using OPTISON may also prove efficacious and cost-effective in the emergency room and in the subsequent treatment of heart attacks. For example, a physician using ultrasound with OPTISON may quickly assess a patient arriving at the emergency room complaining of chest pain. If the physician does not see a perfusion defect in the heart, the physician may rule out a heart attack. Where a physician does detect a perfusion defect using OPTISON, the Company believes that information regarding its severity, size and location may assist the physician in determining the patient's condition. Physicians may send a patient with an extensive infarction immediately for an angiogram and even emergency angioplasty. Physicians may give a patient with a less severe infarction a clot-dissolving agent. This patient may then undergo an additional OPTISON echocardiogram to see whether the affected area of the heart muscle has reperfused; that is, whether the clot-dissolving agent was successful in treating the condition. If the OPTISON echocardiogram shows that the muscle has reperfused, the physician would not have to order any additional emergency procedures and conventional treatment might begin. Cardiologists may use subsequent OPTISON echocardiograms to assess the effectiveness of the post-emergency-room treatment; for example, how the heart muscle has responded to different medications, changes in diet, exercise program, weight loss and other therapies.

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

    RADIOLOGY INDICATIONS. Preclinical studies have shown that OPTISON perfuses the liver, which may permit physicians to use ultrasound to detect tumors and lesions of the liver. Clinical studies have demonstrated that OPTISON may be useful in differentiating benign from malignant liver tumors. In addition, preliminary animal studies have shown OPTISON is able to perfuse the kidneys, ovaries, prostate, testes and blood vessels surrounding the brain. Mallinckrodt is currently conducting phase 2 clinical trials for some of these indications.


OTHER TECHNOLOGIES

    The Company has developed other technologies that it is currently not exploiting. The Company may seek to continue to develop these other technologies when it has found a collaborative partner to fund a significant portion of the necessary clinical and regulatory activities.



MARKETING AND LICENSE AGREEMENTS

    MALLINCKRODT, INC. MBI's distribution agreement with Mallinckrodt forms the basis of its product development and marketing program for OPTISON. On May 8, 2000, the Company entered into an agreement with Mallinckrodt known as the "OPTISON Product Rights Agreement" ("OPRA"). This agreement supersedes all previous agreements and requires

Mallinckrodt to assume full control of the OPTISON business, including responsibility for all related intellectual property disputes, clinical development and manufacturing. MBI will receive an ongoing royalty of 5% on sales of ultrasound contrast agents by Mallinckrodt and its partner, Nycomed. The Mallinckrodt territory is worldwide, excluding Japan, South Korea and Taiwan.

    This restructuring of MBI's relationship with Mallinckrodt relating to OPTISON manufacturing and marketing coincided with the settlement of patent litigation with certain competitors claiming patent rights in various ultrasound contrast agent technologies. MBI will pay Mallinckrodt a total of seven million dollars as part of this intellectual property settlement. Three million dollars of this settlement was paid in May 2000. An additional three million dollars will be satisfied through the transfer of property owned by MBI to Mallinckrodt as soon as practicable. MBI is required to make the final one million-dollar payment to Mallinckrodt upon receipt of a milestone payment form Chugai Pharmaceutical Co., Ltd.

    OPRA also obligates Mallinckrodt to assume financial responsibility for a license agreement with Steven B. Feinstein, M.D. covering the exclusive right to develop, use and sell any products derived from patents and applications involving sonicated gas-filled albumin microspheres used for imaging and any future related patents and applications.


    CHUGAI PHARMACEUTICAL CO., LTD.. In an agreement dated March 31, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which Chugai may market under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received $14.0 million. Chugai will pay the Company a 28% royalty on net sales of licensed products which Chugai manufactures. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals, of which the Company has received $4 million to date.

    FEINSTEIN LICENSE. In November 1986, the Company entered into a license agreement under which it acquired the exclusive right to develop, use and sell any products derived from patents and applications which Steven B. Feinstein, M.D. owned covering sonicated gas-filled albumin microspheres used for imaging and any future related patents and applications. In June 1989, the parties restructured this agreement. The Company paid the licensor $4.5 million as an additional license fee and $2.0 million as a prepayment of royalties on the first $66.7 million of sales of the licensed products in the United States, and the parties agreed to reduce the royalty rate on sales of licensed products from 6% to 3% on worldwide net sales by the Company (and United States sales by a sublicensee) and from 2 1/2% to 1 1/4% on net sales by sublicensees outside of the United States. The restructured agreement requires the Company to pay minimum royalties each year, increasing from $100,000 in 1994 to $600,000 in 1999 and subsequent years. Minimum royalty payments are decreased as certain levels of OPTISON sales are reached. OPRA obligates Mallinckrodt to assume financial responsibility for the Feinstein license.

    ABBOTT LICENSE. On December 16, 1993, MBI entered into an exclusive license agreement with Abbott Laboratories under which Abbott acquired the exclusive worldwide right to make, have made, use and sell products based on nucleic acid probe technology for in vitro diagnosis of infectious diseases and cancer. Abbott is obligated to pay MBI quarterly royalties on product sales made by Abbott or its sublicensee.



PATENTS AND TRADEMARKS

    The Company's products are covered by a number of issued United States and foreign patents, and MBI has filed a number of patent applications in the United States and other countries. Under OPRA (see "Marketing and License Agreements" above), while ownership of the patents and trademarks remains with MBI, all related rights covering OPTISON worldwide, excluding the territory granted to Chugai, were transferred to Mallinckrodt. Mallinckrodt will assume responsibility for the protection of proprietary technologies deemed to be material to its business prospects.

    The Company was accused in various lawsuits of infringing certain patents belonging to its competitors in its manufacture and sale of OPTISON in the United States. Additionally, Nycomed accused the Company of infringing certain European patents. Effective May 5, 2000, the Company reached a settlement in patent disputes between the Company, Nycomed, Mallinckrodt and Sonus. See further discussion in "Legal Proceedings".

    The Company also owns certain other patents that are unrelated to OPTISON. In May 2000, the Company licensed to Genta Inc. a patent portfolio relating to "antisense" molecular therapeutic technology for $2.8 million. Of this amount, $400,000 is payable in cash and $2.4 million will be paid in unrestricted shares of Genta stock upon completion of an S-3 registration statement. All costs related to this patent had been expensed in prior years. In 1992, MBI entered into a nonexclusive license with ISIS Pharmaceuticals, Inc. for this technology in return for a license fee and royalties.

MANUFACTURING

       During the fiscal year ended March 31, 2000, the Company manufactured OPTISON in its aseptic plant at its principal San Diego facility for commercial sale and distribution by Mallinckrodt. The plant employed the Company's patented continuous-flow sonication process in which a mixture of sterile albumin solution and gas was subjected to ultrasonic energy. This treatment denatures the albumin protein and facilitates a process known as "cavitation" in which the stable gas-filled microspheres are created.

      Effective May 8, 2000, Mallinckrodt assumed full control and responsibility for the manufacture of OPTISON and MBI agreed to transfer title to the San Diego facility over to Mallinckrodt pursuant to OPRA (see "Marketing and License Agreements - Mallinckrodt" above.) Manufacturing operations are expected to continue at the San Diego facility for at least the next twelve to eighteen months.


COMPETITION

      In general, competition in the field of contrast agents is based on such factors as product performance and safety, product acceptance by physicians, patent protection, manner of delivery, ease of use, price, distribution and marketing, and the availability of competing technologies. Several major pharmaceutical companies are developing ultrasound contrast agents which may compete with OPTISON in the future. Competition may increase in the future as new products enter the market and as advanced technologies become available.

     Future development of OPTISON-related products as a contrast agent for imaging may be performed by Mallinckrodt and Chugai. There can be no assurance that existing products or new products developed by competitors will not be more effective than any products that may be developed by Mallinckrodt or Chugai. The Company depends on Mallinckrodt's and Chugai's exploitation of the ultrasound contrast imaging market to sustain and improve its royalty stream.


GOVERNMENT REGULATION

    The FDA and comparable agencies in foreign countries subject the Company's diagnostic products to substantial regulation. Pursuant to the federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, the FDA regulates the research, development, clinical testing, manufacture, labeling, distribution and promotion of medical products. Pursuant to OPRA, the Company has no further responsibility for the manufacture of OPTISON and has no plans to engage in any research or development activities. (See "Marketing and License Agreements - Mallinckrodt" above.)

    The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Mallinckrodt has assumed the responsibility for complying with these laws and conditions as part of its overall responsibility and control of the OPTISON manufacturing process.


THIRD PARTY REIMBURSEMENT

    In the United States, OPTISON will be purchased primarily by medical institutions which will then bill various third-party payors such as Medicare, Medicaid and other government programs and private insurance plans. In considering reimbursement for a new medical product, these payors must decide whether to cover the product and how much to pay for it. In general, to be covered by Medicare, a health care product or service must be "reasonable and necessary" for the diagnosis or treatment of an illness or injury.

    Even if a drug has received approval or clearance for marketing by the FDA, there is no assurance that Medicare or other third-party payors will cover the drug or related services. Certain third party payors are providing reimbursement for OPTISON contrast echocardiography procedures. Plans and programs are in place to develop expanded coverage among third party payors. However, the Company also acknowledges that these payors may place certain restrictions on the circumstances in which coverage will be available. The Company is dependent on Mallinckrodt to secure the necessary third-party reimbursement approvals.

EMPLOYEES

    As of March 31, 2000, the Company had 56 full-time employees, including 4 officers. Approximately 16 of the Company's employees were involved directly in scientific research and development activities. On March 30, 2000, the Company announced plans to restructure and reduce its workforce by 33 employees by the end of April 2000. Subsequently, effective May 8, 2000, an additional 20 employees involved with the manufacture of OPTISON were transferred to Mallinckrodt as part of its takeover of OPTISON (see "Manufacturing and License Agreements-Mallinckrodt" above). As of June 2000, the Company has three employees. The Company considers its relations with its employees to be good, and none of its employees is a party to a collective bargaining agreement.


ITEM 2.           PROPERTIES

    As of March 31, 2000, the Company's corporate offices and laboratory, manufacturing and warehouse facilities were housed in a Company owned 44,000 square foot building located in San Diego, California. During May 2000, the Company agreed to transfer title for the building to Mallinckrodt as part of a legal settlement. (See discussion in Item 3 - Legal Proceedings.) Mallinckrodt has agreed to allow the remaining MBI employees to occupy the building rent-free for a period of one year commencing in May 2000.

ITEM 3.           LEGAL PROCEEDINGS

       On May 5, 2000, the Company reached a settlement in various ongoing patent disputes between the Company, Nycomed, Mallinckrodt and Sonus. Pursuant to OPRA, Mallinckrodt has assumed responsibility for any future intellectual property disputes relating to MBI's ultrasound contrast patents.

     The restructuring of MBI's relationship with Mallinckrodt relating to OPTISON manufacturing and marketing coincided with the settlement of patent litigation with Nycomed and Sonus. MBI will pay Mallinckrodt a total of seven million dollars as part of the intellectual property settlement. Three million dollars of the settlement was paid in May 2000. An additional three million dollars will be satisfied through the transfer of property owned by MBI to Mallinckrodt as soon as practicable. MBI is required to make the final one million-dollar payment to Mallinckrodt upon receipt of a milestone payment from Chugai Pharmaceutical Co., Ltd.

       On April 27, 2000, MBI filed suit against Palatin Technologies, Inc. ("Palatin") and Evergreen Merger Corporation in United States District Court in Delaware for damages arising out of Palatin's termination of a merger agreement between MBI and Palatin. The Company seeks payment of a "termination fee" of $1.0 million and reimbursement of its expenses in connection with the planned merger.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information concerning the names, ages and titles of the Company's executive officers as of the date of this report is included in accordance with General Instruction G(3) of Form 10-K. Ms. Harvey and Ms. Hougen were terminated from service effective April 2000 :


   NAME                                  AGE         POSITION
   Bobba Venkatadri................      56          President and Chief Executive Officer
   Howard Dittrich, M.D............      47          Executive Vice President
   Joni Harvey ....................      45          Vice President, Operations
   Elizabeth L. Hougen.............      38          Executive Director, Finance and Chief
                                                     Financial Officer

         BOBBA VENKATADRI has served as the Company's President since October 1995 and as a director of the Company since November 1995. He served as Chief Operating Officer from October 1995 until May 1997, at which time he was elected by the Company's Board to the office of Chief Executive Officer. He held the position of Executive Vice President of the Pharmaceutical Division of Centocor, Inc., from September 1992 until he joined the Company, and as Vice President - Operations of Centocor's Pharmaceutical Division from March 1992 to September 1992. He was employed by Warner-Lambert Company from 1967 until February 1992 in a variety of Senior Management positions including, Senior Director, Pharmaceutical Operations, President of Warner-Lambert, Indonesia, and Vice President Parke-Davis Operations, USA. Mr. Venkatadri serves on the Board of the San Diego YMCA and American Heart Association.

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

         JONI HARVEY has served as Vice President - Operations since April 1998. Effective April 26, 2000, Ms. Harvey was terminated from the Company as a result of the Company's effort to restructure and reduce costs. She served as the Company's Executive Director of Operations from November 1996 to April 1998. From September 1995 to November 1996, she served as Director of Manufacturing. Ms. Harvey served with Genzyme from February 1995 until rejoining the Company in September 1995. From March 1994 to January 1995, Ms. Harvey was Associate Director of Manufacturing for the Company. She originally joined the Company in October 1988 as Manager of Manufacturing. From 1980 until October 1988, Ms. Harvey held various supervisory positions in Quality and Manufacturing with Baxter Healthcare.

         ELIZABETH L. HOUGEN has served as the Company's Executive Director, Finance and Chief Financial Officer since January 1999. Effective April 26, 2000, Ms. Hougen was terminated from the Company as a result of the Company's effort to restructure and reduce costs. She served as the Company's Controller from October 1997 until January 1999. She has been employed at MBI since 1992. Ms. Hougen has more than 15 years of experience in finance and accounting in the biomedical, high technology and professional services industries. Ms. Hougen is a certified management accountant and holds an MBA from the University of San Diego.




                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     In August 1999, the Company received notice that the New York Stock Exchange (NYSE) had revised its continuing listing standards and that the Company was no longer in compliance with the revised standards. As a result, the Company was delisted by the NYSE effective after the close of trading on January 4, 2000.

     Effective January 5, 2000, trading of the Company's common stock was moved to the NASD Over-The-Counter Bulletin Board. A new trading symbol of "MBIO" was assigned to the Company by NASD. The Company's common stock traded on the NYSE under the symbol "MB" through the close of business January 4, 2000."

     As of June 15, 2000, there were approximately 1,547 holders of record of the Company's Common Stock, representing approximately 6,974 beneficial owners. The Company has not paid dividends on its Common Stock. The following table sets forth the quarterly high and low last sale price for a share of the Company's Common Stock for the three fiscal years ended March 31, 2000, 1999 and 1998, respectively.


FISCAL 2000                                                 HIGH             LOW
                                                 ---------------  --------------
First Quarter (4/1 to 6/30)                              2-13/16          2-5/16
Second Quarter (7/1 to 9/30)                              2-7/16           1-3/4
Third Quarter (10/1 to 12/31)                              1-3/4           14/16
Fourth Quarter (1/1 to 3/31)                                   4               1

                                                  ---------------  --------------
FISCAL 1999                                                 HIGH             LOW
                                                  ---------------  --------------

First Quarter (4/1 to 6/30)                               10-5/8               7
Second Quarter (7/1 to 9/30)                               7-3/8           3-5/8
Third Quarter (10/1 to 12/31)                              4-3/8           2-1/2
Fourth Quarter (1/1 to 3/31)                              3-7/16          2-5/16

FISCAL 1998                                                 HIGH             LOW
                                                  ---------------  --------------

First Quarter (4/1 to 6/30)                                   10           6-5/8
Second Quarter (7/1 to 9/30)                            11-15/16          8-5/16
Third Quarter (10/1 to 12/31)                             12-3/8           7-7/8
Fourth Quarter (1/1 to 3/31)                              10-3/4           7-1/8

ITEM 6.           SELECTED FINANCIAL DATA


Selected Financial Data
Fiscal Years Ended March 31,                            1996        1997         1998        1999        2000
----------------------------                      -------------------------------------------------------------
(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues:
   Revenues under collaborative
      agreements                                      $ 2,412    $  4,500     $  5,095    $  5,498    $  3,000
   Product and royalty revenues                           647         626        1,151       4,083       1,465
   Milestone payments                                       -           -            -           -       4,000
   Other                                                   25           -            -           -          60
                                                  -------------------------------------------------------------
      Total Revenues                                    3,084       5,126        6,246       9,581       8,525
Operating expenses:
   Research and development costs                      13,588       9,902       11,078       9,083       4,261
   Costs of products sold                               1,553       4,748        5,791       7,840        (107)
   Selling, general and
      administrative expenses                           5,862       8,052       11,912      14,191      10,166
   Other nonrecurring charges                           3,110           -            -           -           -
   Cost Reduction Measures:
            Asset disposals                                 -           -            -       3,143           -
            Severance costs                                 -           -            -       2,328       1,653
            Technology transfer                             -           -            -         265           -
             Exit costs                                     -           -            -         384           -
                                                  -------------------------------------------------------------
             Total operating expenses                  24,113      22,702       28,781      37,234      15,973
Other income (expenses):
Gain on disposal of asset held for sale                     -       2,725            -       6,993           -
Interest expense                                         (786)       (810)        (721)       (574)       (447)
Interest income                                         1,102       2,377        1,996       1,394         727
Foreign income tax provision                                -           -            -      (1,400)       (400)
                                                  -------------------------------------------------------------
              Total other income                          316       4,292        1,275       6,413        (120)
                                                  -------------------------------------------------------------
Net loss                                            $ (20,713)   $(13,284)    $(21,260)   $(21,240)   $ (7,568)
                                                  =============================================================
Loss per common share - basic and diluted           $   (1.62)   $  (0.78)    $  (1.19)   $  (1.14)   $  (0.40)
                                                  =============================================================
Weighted average common
   shares outstanding                                  12,758      16,926       17,793      18,564      18,749
                                                  =============================================================


As of March 31,                                        1996        1997         1998        1999        2,000
                                                  -------------------------------------------------------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
   marketable securities                             $ 20,570    $ 41,414     $ 21,338    $ 18,038    $ 12,043
Working capital                                        18,601      43,843       21,066      10,693       3,824
Total assets                                           43,829      70,159       51,318      31,849      22,644
Long-term debt                                          8,610       7,349        6,082       4,804       3,529
Total stockholders' equity                             28,962      51,746       31,164      16,207       8,669



     The selected financial data set forth above with respect to the Company's consolidated financial statements has been derived from the Company's audited financial statements. The data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this filing.




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

OVERVIEW

    Molecular Biosystems, Inc. ("MBI" or the "Company") is the developer of OPTISON, the only approved intravenous ultrasound contrast agent marketed in the United States and Europe. Doctors and medical technicians use contrast agents to improve the real-time images or "moving pictures" of organs and body structures, especially the heart, obtained through ultrasound examinations. OPTISON increases the diagnostic usefulness of ultrasound examinations through enhanced visualization of structures and vasculature and reduces the need for diagnostic procedures that may be more expensive, time-consuming, or invasive.

    On May 8, 2000, the Company agreed to transfer full control of the OPTISON business to Mallinckrodt, Inc., a global manufacturer of specialty medical products, in exchange for a 5% royalty on sales. This "OPTISON Product Rights Agreement" ("OPRA") supersedes all previous agreements with Mallinckrodt. Mallinckrodt's territory is world wide, excluding Japan, South Korea and Taiwan. Chugai Pharmaceuticals, a pharmaceutical company in Japan, is MBI's OPTISON partner for Japan, South Korea and Taiwan. MBI receives a 28% royalty on product sales from Chugai plus certain milestone payments and has no manufacturing or clinical development responsibilities.

    The Company plans to use its existing cash and future cash flows from royalties and milestone payments to pursue alliances and business development opportunities in the life sciences industry. Operating losses may occur for at least the next few years. The magnitude of the losses and the time required by the Company to achieve profitability are highly dependent on the market acceptance of OPTISON and are therefore uncertain. There can be no assurance that the Company will be able to achieve profitability on a sustained basis or at all. Results of operations may vary significantly from quarter to quarter depending on, among other things, the progress, if any, of the Company's efforts to form an alliance or to make investments in the pharmaceutical industry, the timing of milestone payments, and the timing of certain expenses (see "Liquidity and Capital Resources" below.)

    OPTISON is used to detect heart disease by assessing blood flow within the heart chambers and by identifying the location of the chamber borders and the movement of the chamber walls ("cardiac function"). To increase the potential applications of OPTISON, MBI recently completed Phase 2 clinical trials to evaluate the product's efficacy in determining whether the heart muscle is receiving an adequate blood supply ("myocardial perfusion"). The results from the Phase 2 trials formed the basis for a proposal to the FDA to conduct pivotal phase 3 clinical trials for myocardial perfusion. The FDA is currently reviewing this proposal. The multiple Phase 2 trials included use of OPTISON in the emergency room for patients presenting with chest pain, and in various forms of stress echocardiography. Results using OPTISON in each of these applications suggest a close agreement with nuclear imaging for the detection of ischemia "reduced blood supply" by wall motion and perfusion. Furthermore, the results indicate that use of OPTISON could help to "rescue" a large proportion of non-contrast utilizing exams that clinicians would not otherwise be able to interpret, thereby reducing the need for additional, more expensive and time-consuming testing. The Company believes the information regarding perfusion will enable cardiologists to diagnose heart attacks and coronary artery disease more accurately and safely than is currently feasible. The Company has also conducted Phase 2 clinical studies using OPTISON to detect abnormalities in other organs, such as the liver and kidney.

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

     On November 12, 1999, the Company and Palatin Technologies, Inc., of Princeton, New Jersey jointly announced that they had signed a definitive agreement to merge. On March 14, 2000, Palatin announced that it would not proceed with the planned merger. Under the agreement, stockholders of the Company would have received 0.525 shares of common stock of Palatin in exchange for their MBI common stock. The exchange ratio under the merger agreement would have resulted in shareholders of each company owning approximately 50% of the merged entity. On April 27, 2000, MBI filed suit against Palatin and Evergreen Merger Corporation in United States District Court in Delaware for damages arising out of Palatin's termination of a merger agreement between MBI and Palatin. The Company seeks payment of a "termination fee" of $1.0 million and reimbursement of its expenses in connection with the planned merger.

    On March 30, 2000, the Company announced that it would restructure the company in order to reduce expenses and conserve its cash. As part of the restructuring, MBI reduced its staff by 33 employees and eliminated the MB 840 development program. Twenty employees involved with the manufacturing of OPTISON were transferred to Mallinckrodt. As of June 2000, the Company has three employees, in a rent-free building through May 2001. The Company is not currently exploiting any of its other technologies.

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

    PRODUCT AND ROYALTY REVENUES. For fiscal year 2000, under the terms of the ARDA II agreement with Mallinckrodt effective in March 1999, the Company receives a royalty rather than a transfer price on product sales of OPTISON.

    For fiscal years 1998 and 1999, product revenues were based upon the Company's non-refundable sales to Mallinckrodt and were recognized upon shipment of the product at which time ownership and title to the goods passes to Mallinckrodt. The transfer prices for the Company's sales of ALBUNEX and OPTISON to Mallinckrodt were determined under the respective agreements and were approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product. Pursuant to ARDA, the average net sales price to end users is calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considers samples a marketing expense and as such the cost of samples is recorded as selling, general and administrative expense.

     Royalty revenues during fiscal years 1998, 1999 and 2000 were also earned pursuant to a licensing agreement between the Company and Abbott Laboratories.

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



RESULTS OF OPERATIONS

    FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999.

         REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements were $3.0 million for the fiscal year ended March 31, 2000 compared to $5.5 million for the same period in the prior year. Revenues in both years consisted solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the Amended and Restated Distribution Agreement ("ARDA"). As of March 31, 2000, these payments were completed. Effective March 1, 1999, the ARDA agreement with Mallinckrodt was replaced by ARDA II.

         MILESTONE PAYMENTS. Revenues from milestone payments were $4.0 million for fiscal year 2000. There were no milestone payments during the same period in the prior year. Revenues in the current year represent two $2.0 million milestone payments from Chugai Pharmaceutical Co., Ltd. (Chugai) received during the third quarter and fourth quarters for the initiation of pivotal trials in Japan for OPTISON.

         PRODUCT AND ROYALTY REVENUES. Revenues from product sales and royalties were $1.5 million for fiscal year 2000, compared to $4.1 million for the prior year. In the fiscal year ended March 31, 2000, royalty revenues amounted to $1.4 million from Mallinckrodt, and $64,000 from Abbott Laboratories. Royalties from Mallinckrodt were calculated by applying a royalty rate to end-user sales under the terms of ARDA II. ARDA II changed the nature of revenues recognized by the Company from product revenues recognized upon shipment to royalty revenues recognized as a percentage of end-user sales. As a result, there were no product sales revenues for the fiscal year ended March 31, 2000.

        In the fiscal year ended March 31, 1999, product and royalty revenues were $4.1 million. Royalty revenues amounted to $122,000 from Abbott Laboratories. Product revenues came from the Company's sales of OPTISON to Mallinckrodt and were recognized upon shipment of the product. The transfer price for the Company's sales of OPTISON to Mallinckrodt was approximately equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Pursuant to ARDA, the average net sales price to end users was calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considered samples a marketing expense and as such the cost of samples was recorded as selling, general and administrative expense.

         Included in product and royalty revenues were $60,000 for the year ended March 31, 2000, representing non-refundable amounts received from ISIS Pharmaceuticals.

         COST OF PRODUCTS SOLD. Cost of products sold totaled ($107,000) for fiscal year 2000 compared to $7.8 million during the prior year. Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt agreed to reimburse MBI for all fully allocated manufacturing expenses. The manufacturing expenses from March 1999 were included in the prior fiscal year. As a result, the recoupment of these March 1999 expenses totalling $541,000 were reflected as a negative expense in the current fiscal year. Cost of products sold in fiscal year 2000 reflects the $541,000 negative expense, partially offset by $434,000 of royalty expense. ARDA II changed the nature of revenues recognized by the Company from product revenues recognized upon shipment to royalty revenues recognized as a percentage of end-user sales. As a result, there was no product cost of sales for the fiscal year ended March 31, 2000.

         In the fiscal year ended March 31, 1999, cost of products sold totaled $7.8 million, resulting in a negative gross profit margin. This negative gross profit margin was primarily because the low levels of production were insufficient to cover the Company's fixed manufacturing overhead expenses. In addition, included in cost of sales for fiscal 1999 was $1.1 million in expensed inventory as a result of the planned out-sourcing of manufacturing.

         RESEARCH AND DEVELOPMENT COSTS. The Company's research and development costs totaled $4.3 million for fiscal year 2000 as compared to $9.1 million for fiscal 1999. Approximately $2.3 million of the $4.8 million decrease in the current year was due to Mallinckrodt's responsibility under ARDA II for funding clinical trials, and the remaining decrease of $2.5 million was due to cost reduction measures.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the fiscal year 2000, the Company's selling, general and administrative costs totaled $10.2 million, as compared to $14.2 million for the same period in the prior year. The higher expenses for fiscal year 1999 were due primarily to continuing legal expenses and marketing costs associated with the launch of OPTISON. Expenses for fiscal year 2000 decreased due to cost reduction measures.

         COST REDUCTION MEASURES. On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase of cost reduction occurred in November 1998 and affected approximately 40 employees of the Company's 140-person workforce. The second reduction in force occurred in April 1999 and affected an additional 26 employees. In addition, attrition since November 1998 further reduced the workforce to approximately 56 employees. On March 30, 2000, the Company announced plans to restructure and further reduce its workforce by 33 employees. Effective May 8, 2000, an additional 20 employees involved with the manufacture of OPTISON were transferred to Mallinckrodt as part of its takeover of OPTISON manufacturing pursuant to OPRA (see "Overview," above). As of June 2000, the Company has three employees. The impact of the cost reduction measures on the Company's financial statements for the year ended March 31, 2000 included $1.7 million in accrued severance costs and a write-off of $700,000 in fixed assets through accelerated depreciation. For the year ended March 31, 1999, the impact included $3.1 million in asset disposals, $2.3 million in severance costs, $300,000 in costs related to technology transfer and $400,000 in exit costs. In addition, $1.1 million of inventories were expensed through cost of sales as a result of the planned out-sourcing of manufacturing.

A summary of the fiscal year 2000 activity related to the accrual for cost reduction measures is provided below.


              Accrued at March 31, 1999 ....          $ 2,000,000

              Severance paid ...............           (1,300,000)

              Additional severance accrued .            1,700,000

              Exit costs ...................             (400,000)

              Technology transfer ..........             (300,000)

              Accrued at March 31, 2000 ....          $ 1,700,000

The $1.7 million of the cost reduction accrual is included in compensation accruals in the accompanying balance sheet as of March 31, 2000.

         GAIN ON DISPOSAL OF ASSET HELD FOR SALE. Gain on disposal of asset held for sale totaled $7.0 million for the year ended March 31, 1999. The Company resold territory rights to Chugai for $14.0 million, as well as a $2.4 million premium received for the sale of MBI common stock to Chugai. This gain is the net of the cost of these rights previously reacquired from Shionogi & Co. for $8.5 million and related transaction fees of $878,000.

         INTEREST EXPENSE AND INTEREST INCOME. Interest expense for fiscal years 2000 and 1999 amounted to $447,000 and $574,000, respectively. Interest expense consists of mortgage interest on the Company's manufacturing building and interest on a note payable that is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in March 2000. The note payable bears interest at the prime rate and is payable in monthly installments of principal plus interest over five years. The note payable was renegotiated in September 1998 lowering the interest rate from prime plus one to the prime rate and releasing the Company from a compensating balance requirement. The interest rate on the note was 9.0% in March 2000.

        Interest income for fiscal year 2000 was $727,000 compared to $1.4 million in fiscal year 1999. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

         FOREIGN INCOME TAX PROVISION. The Company paid $400,000 in foreign taxes during the fiscal year ended March 31, 2000 related to two milestone payments received from Chugai. In fiscal year 1999, the Company paid $1.4 million in foreign taxes related to the Chugai alliance. No tax benefit has been recognized for fiscal years 2000 or 1999 as the Company had fully utilized its operating loss carryback ability in 1993. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain.



    FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998.

         REVENUES UNDER COLLABORATIVE AGREEMENTS. Revenues under collaborative agreements were $5.5 million for the fiscal year ended March 31, 1999, compared to $5.1 million for the fiscal year ended March 31, 1998. This increase was primarily due to an increase in the quarterly payments from Mallinckrodt to $1.5 million for the last two quarters in fiscal year 1999 over $1.25 million in the prior year. These revenues in both years consisted of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under ARDA.

         PRODUCT AND ROYALTY REVENUES. Product and royalty revenues were $4.1 million for fiscal year 1999, compared to $1.2 million for the prior year. Product revenues in fiscal 1999 were based on the Company's sales to Mallinckrodt and were recognized upon shipment of the product. The increase in product revenues for fiscal year 1999 as compared to 1998 resulted primarily from sales of OPTISON to Mallinckrodt which were launched in the fourth quarter of fiscal year 1998. Royalty revenues were pursuant to a license agreement between the Company and Abbott Laboratories and totaled $123,000 in fiscal year 1999 and $132,000 in fiscal year 1998.

         COST OF PRODUCTS SOLD. Cost of products sold totaled $7.8 million for fiscal year 1999, resulting in a negative gross profit margin. This negative gross profit margin was due to the fact that the low levels of production were insufficient to cover the Company's fixed manufacturing overhead expenses. For fiscal year 1998, costs of products sold totaled $5.8 million. The increase over the prior year was primarily due to two factors. First, the Company sold OPTISON throughout the entire fiscal year 1999 as compared to only during the fourth quarter of fiscal year 1998. Second, $1.1 million in inventories were expensed through cost of sales as a result of the planned out-sourcing of manufacturing.

         RESEARCH AND DEVELOPMENT. The Company's research and development costs totaled $9.1 million for fiscal year 1999 as compared to $11.1 million for fiscal year 1998. The decrease of 18% was due to previously announced cost reduction measures.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $14.2 million in fiscal year 1999 as compared to $11.9 million in fiscal year 1998. This increase of 19% was primarily due to continuing legal expenses, marketing costs associated with the launch of OPTISON, and severance costs. Additionally, a portion of the increase was due to a licensing agreement between the Company and Schering AG ("Schering") in which the Company licensed rights to certain Schering patents.

         COST REDUCTION MEASURES. On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase was a reduction principally in administrative, development and support staff. Phase II was the out-sourcing of the product packaging operations. The initial phase of cost reduction affected approximately 40 employees of the Company's 140-person workforce. The next reduction in force, in April 1999, affected an additional 26 employees. In addition, attrition since November 1998 further reduced the workforce to approximately 56 employees. On March 30, 2000, the Company announced plans to restructure and further reduce its workforce by 33 employees. Effective May 8, 2000, an additional 20 employees involved with the manufacture of OPTISON were transferred to Mallinckrodt as part of its takeover of OPTISON manufacturing pursuant to OPRA (see "Manufacturing and License Agreements - Mallinckrodt" above). As of June 2000, the Company has three employees. All employees expected to be terminated as a result of this program were notified of such termination and their estimated severance benefits were accrued.

    The impact of the cost reduction measures on the Company's financial results included a one-time charge of $7.2 million for the year ended March 31, 1999. This charge included $6.1 million in nonrecurring charges and $1.1 million in cost of sales. The $6.1 million nonrecurring charge included $3.1 million for the full write off of fixed assets, principally building improvements of abandoned facilities, capitalized license fees and capitalized patent costs that will no longer be used by the Company and the discontinuation of certain projects, $2.3 million of severance costs, and approximately $300,000 of technology transfer costs, primarily direct labor and travel costs, and approximately $400,000 of lease exit costs. In addition, the Company wrote off $1.2 million in fixed assets through accelerated depreciation during fiscal year 1999. As of March 31, 1999, the Company had approximately $2.0 million in accrued liabilities related to the future costs of restructuring.

    A summary of the $8.4 million cost reduction measures charge reflected in the accompanying statements of operations for the year ended March 31, 1999 is as follows:


                                                                                                    Amount
                                                                                                    ------
                                                                                                 (in millions)
     Non cash charges:
              Accelerated depreciation, recorded prospectively in operations, resulting from a change in estimates of the useful lives of
                   manufacturing assets................................................               $1.2
              Write off of abandoned fixed assets ($2.8) and other
                   capitalized assets ($0.3)...........................................                3.1
              Inventory disposed of....................................................                1.1
                                                                                                   ----------

                                                                                                      $5.4
                                                                                                   ----------
      Cash charges:
              Severance.................................................................               2.3
              Exit costs................................................................                .4
              Technology transfer.......................................................                .3
                                                                                                   ----------
                                                                                                      $3.0
                                                                                                   ----------
      Less amounts paid through March 31, 1999:
              Severance.................................................................               1.0
              All other.................................................................                -
                                                                                                   ----------
       Accrued at March 31, 1999.........................................................             $2.0
                                                                                                    ========

Of the $2.0 million cost reduction accrual at March 31, 1999, $1.3 million is included in compensation accruals and the remaining $0.7 million is included in accounts payable and accrued liabilities in the accompanying balance sheet as of March 31, 1999.

         GAIN ON DISPOSAL OF ASSETS HELD FOR SALE. Gain on disposal of assets held for sale totaled $7.0 million for fiscal 1999. The Company resold territory rights to Chugai for $14.0 million, as well as a $2.4 million premium received for the sale of the Company's common stock to Chugai. This gain is net of these rights previously reacquired from Shionogi & Co. for $8.5 million and related transaction fees of $878,000.

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

         FOREIGN INCOME TAX PROVISION. The Company paid $1.4 million in foreign taxes during fiscal 1999 related to the Chugai alliance. No tax benefit has been recognized for fiscal years 1999 or 1998 as the Company had fully utilized its operating loss carryback ability in 1993. Realization of future tax benefits from utilization of net operating loss carryforwards is uncertain.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000, the Company had net working capital of $3.8 million compared to $10.7 million at March 31, 1999. Cash, cash equivalents and marketable securities were $12.0 million at March 31, 2000 compared to $18.0 million at March 31, 1999. Pursuant to OPRA, the Company has transferred all employees, facilities and overhead related to the manufacture of OPTISON to Mallinckrodt. The Company plans to use its existing cash and future cash flows from royalties and milestone payments to pursue alliances and business development opportunities in the life sciences industry. The Company anticipates that its cash and marketable securities on hand and future cash flows will enable the Company to fund its operations and obligations, including the amounts owed to Mallinckrodt pursuant to OPRA, for at least the next fifteen months. The time required by the Company to achieve profitability is highly dependent on the market acceptance of OPTISON and on other future alliances and investment opportunities and is therefore uncertain.

        In an agreement dated March 31, 1998, the Company entered into a cooperative development and marketing agreement with Chugai. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which Chugai may market under a different name) and ORALEX, as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received $14.0 million during fiscal year 1999. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals. As of March 31, 2000, the Company had received $4.0 million in milestone payments from Chugai.

    On September 7, 1995, the Company entered into an Amended and Restated Distribution Agreement ("ARDA") and a related investment agreement with Mallinckrodt which will provide the Company with between $33.0 million and $42.5 million. Under the terms of the agreement, Mallinckrodt was obligated to make payments to the Company totaling $20.0 million over four years to support clinical trials, related regulatory submissions and associated product development of the licensed products, which include, but are not limited to, ALBUNEX and OPTISON. These payments were made in 16 quarterly installments of $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. As of March 31, 2000, the Company has received all payments under ARDA.

     In April 1999, the Company and Mallinckrodt Inc. agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties' agreement was incorporated into the Second Amended and Restated License and Distribution Agreement ("ARDA II"). Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt reimbursed MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In exchange for the transfer of manufacturing, ARDA II extended Mallinckrodt's responsibility for funding clinical trials to include all cardiology trials for OPTISON and radiology trials in the United States. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI received a royalty on end-user product sales of OPTISON.

    On May 8, 2000, the Company agreed to transfer full control of the OPTISON business to Mallinckrodt in exchange for a 5% royalty on sales. This "OPTISON Product Rights Agreement" ("OPRA") supersedes all previous agreements with Mallinckrodt. Mallinckrodt's territory is world wide, excluding Japan, South Korea and Taiwan. Pursuant to OPRA, Mallinckrodt assumes all responsibility for manufacturing OPTISON, all expenses associated with intellectual property protection, including patent prosecution, and all future product development.

    This restructuring of MBI's relationship with Mallinckrodt relating to OPTISON manufacturing and marketing coincided with the settlement of patent litigation with certain competitors claiming patent rights in various ultrasound contrast agent technologies. MBI will pay Mallinckrodt a total of seven million dollars as part of this intellectual property settlement. Three million dollars of this settlement was paid in May 2000. An additional three million dollars will be satisfied through the transfer of property owned by MBI to Mallinckrodt as soon as practicable. MBI is required to make the final one million-dollar payment to Mallinckrodt upon receipt of a milestone payment form Chugai Pharmaceutical Co., Ltd.

    Capital expenditures for facilities, laboratory equipment, furniture and fixtures were $13,000, $791,000 and $1.4 million for fiscal years 2000, 1999 and 1998, respectively. Expenditures in each fiscal year consisted primarily of building improvements and equipment for aseptic manufacturing facilities being constructed for the manufacture of OPTISON and other products. In June 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing for a lease line of $1.6 million with a term of 48 months. The outstanding balance on this lease line at March 31, 2000 was $622,000.

     The Company invests its excess cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

    The Company believes that inflation and changing prices have not had a material effect on operations for fiscal years 2000, 1999 and 1998 and that the impact of government regulation on the Company is not materially different from the impact on other similar enterprises.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


      Report of Independent Public Accountants

      Consolidated Balance Sheets as of March 31, 1999 and 2000

      Consolidated Statements of Operations for the Fiscal Years
      Ended March 31, 1998, 1999 and 2000

      Consolidated Statements of Stockholders' Equity for the
      Fiscal Years Ended March 31, 1998, 1999 and 2000

      Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1998, 1999 and 2000

      Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Molecular Biosystems, Inc.:

         We have audited the accompanying consolidated balance sheets of Molecular Biosystems, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Biosystems, Inc. and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


San Diego, California
May 10, 2000

                                MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               MARCH 31,       MARCH 31,
                                                                                 1999             2000

                                   ASSETS
Current assets:
    Cash and cash equivalents                                                    $   1,056        $   1,756
    Marketable securities, available-for-sale (Note 4)                              16,982           10,287
    Accounts and notes receivable                                                    2,320            1,820
    Inventories                                                                        748              203
    Prepaid expenses and other assets                                                  425              204
                                                                             --------------  ---------------
         Total current assets                                                       21,531           14,270
                                                                             --------------  ---------------

Property and equipment, at cost:
    Building and improvements                                                       11,113           11,226
    Equipment, furniture and fixtures                                                2,893            2,930
    Construction in progress                                                           930                -
                                                                             --------------  ---------------
                                                                                    14,936           14,156
    Less:  Accumulated depreciation and amortization                                 6,672            7,572
                                                                             --------------  ---------------
         Total property and equipment                                                8,264            6,584
                                                                             --------------  ---------------

    Other assets, net                                                                2,054            1,790
                                                                             --------------  ---------------
                                                                                 $  31,849       $   22,644
                                                                             ==============  ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                            $   1,278       $    1,285
    Accounts payable and accrued liabilities (Notes 1, 2 and 7)                      7,395            7,218
    Compensation accruals (Note 2)                                                   2,165            1,943
                                                                             --------------  ---------------
         Total current liabilities                                                  10,838           10,446
                                                                             --------------  ---------------
Long-term debt, net of current portion (Note 6):                                     4,804            3,529
                                                                             --------------  ---------------
Commitments and contingencies (Note 7):

Stockholders' equity (Note 8):
    Common Stock, $.01 par value, 40,000,000 shares
      authorized, 18,580,745 and  18,858,789 shares
      issued and outstanding, respectively                                             186              186
    Additional paid-in capital                                                     134,347          134,388
    Accumulated deficit                                                           (117,969)        (125,537)
    Unrealized loss on available-for-sale securities                                     6               11
    Less 40,470 and 42,298 shares of treasury stock,
      at cost, respectively                                                           (363)            (379)
                                                                             --------------  ---------------
         Total stockholders' equity                                                 16,207            8,669
                                                                             --------------  ---------------
                                                                                 $  31,849       $   22,644
                                                                             ==============  ===============

  The accompanying notes are an integral part of these consolidated statements.

                             MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FISCAL YEARS ENDED MARCH 31,
                                                          --------------------------------------------
                                                               1998            1999           2000
Revenues (Note 9):
    Revenues under collaborative agreements                $    5,095      $    5,498       $   3,000
    Milestone payments                                              -               -           4,000
    Product and royalty revenues                                1,151           4,083           1,525
                                                          ------------    ------------    ------------
                                                                6,246           9,581           8,525
                                                          ------------    ------------    ------------

Operating expenses:
    Research and development costs (Note 9)                    11,078           9,083           4,261
    Costs of products sold                                      5,791           7,840            (107)
    Selling, general and administrative expenses               11,912          14,191          10,166
    Cost reduction measures (Note 2):
      Asset disposals                                               -           3,143               -
      Severance costs                                               -           2,328           1,653
      Technology transfer                                           -             265               -
      Exit costs                                                    -             384               -
                                                          ------------    ------------    ------------
                                                               28,781          37,234          15,973
                                                          ------------    ------------    ------------

    Loss from operations                                      (22,535)        (27,653)         (7,448)

Gain on disposal of assets held for sale (Note 10)                  -           6,993               -
Interest expense                                                 (721)           (574)           (447)
Interest income                                                 1,996           1,394             727
                                                          ------------    ------------    ------------
Loss before income taxes
                                                              (21,260)        (19,840)         (7,168)
Foreign income tax provision
                                                                    -          (1,400)           (400)
                                                          ------------    ------------    ------------
      Net Loss                                             $  (21,260)     $  (21,240)      $  (7,568)
                                                          ============    ============    ============

Loss per common share - basic and diluted                  $    (1.19)     $    (1.14)      $   (0.40)
                                                          ============    ============    ============

Weighted average common shares
    outstanding                                                17,793          18,564          18,749
                                                          ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (DOLLARS IN THOUSANDS)



                                               COMMON STOCK         ADDITIONAL
                                        ------------------------     PAID-IN     ACCUMULATED   TREASURY
                                            SHARES       AMOUNT      CAPITAL       DEFICIT       STOCK
                                        -------------  ---------  ------------  -------------  ---------
Balance at March 31, 1997                  17,745,897      $ 177     $ 127,483    $  (75,469)    $ (363)
    Comprehensive Loss
        Net loss                                    -          -             -       (21,260)         -
        Unrealized loss on available-
           for-sale securities                      -          -             -             -          -
    Exercise of stock options                 100,340          1           662             -          -
                                           ----------      -----     ---------    ----------     ------
Balance at March 31, 1998                  17,846,237        178       128,145       (96,729)      (363)
    Comprehensive Loss
        Net loss                                    -          -             -       (21,240)         -
        Unrealized gain on available-
           for-sale securities                      -          -             -             -          -
    Sale of common stock to Chugai            691,883          7         5,922             -          -
    Exercise of stock options                  42,625          1           280             -          -
                                           ----------      -----     ---------    ----------     ------
Balance at March 31, 1999                  18,580,745        186       134,347      (117,969)      (363)
    Comprehensive Loss
        Net loss                                    -          -             -        (7,568)         -
        Unrealized gain on available-
           for-sale securities                      -          -             -             -          -
    Purchase of treasury stock                 (1,828)         -             -             -        (16)
    Issuance of stock grants                  279,872          -             -             -          -
    Options issued in lieu of salary                -          -            41             -          -
                                           ----------      -----     ---------    ----------     ------
Balance at March 31, 2000                  18,858,789      $ 186     $ 134,388    $ (125,537)    $ (379)
                                           ==========      =====     =========    ==========     ======

                                            ACCUMULATED
                                               OTHER
                                           COMPREHENSIVE                    COMPREHENSIVE
                                              INCOME           TOTAL             LOSS
                                          --------------    ------------    --------------
Balance at March 31, 1997                  $   (82)         $ 51,746
    Comprehensive Loss
        Net loss                                 -           (21,260)        $ (21,260)
        Unrealized loss on available-
           for-sale securities                  15                15                15
    Exercise of stock options                    -               663
                                           -------          --------         ---------
Balance at March 31, 1998                      (67)           31,164           (21,245)
                                                                             =========
    Comprehensive Loss
        Net loss                                 -           (21,240)          (21,240)
        Unrealized gain on available-
           for-sale securities                  73                73                73
    Sale of common stock to Chugai               -             5,929
    Exercise of stock options                    -               281
                                           -------          --------         ---------
Balance at March 31, 1999                        6            16,207           (21,167)
                                                                             =========
    Comprehensive Loss
        Net loss                                 -            (7,568)           (7,568)
        Unrealized gain on available-
           for-sale securities                   5                 5                 5
    Purchase of treasury stock                   -               (16)                -
    Issuance of stock grants                     -
    Options issued in lieu of salary             -                41                 -
                                           -------          --------         ---------
Balance at March 31, 2000                   $   11          $  8,669         $  (7,563)
                                           =======          ========         =========

   The accompanying notes are an integral part of these consolidated statements.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               FISCAL YEARS ENDED MARCH 31,
                                                                          -------------------------------------------
                                                                             1998          1999            2000
Cash flows from operating activities:
    Net loss                                                                $ (21,260)    $ (21,240)        $ (7,568)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                            1,085         1,915            1,126
       Disposals/write-downs of tangible and intangible property                   20         3,092              466
       Gain on sale of former Shionogi territory license rights                     -        (6,993)               -
       Premium received on Chugai Investment                                        -        (2,371)               -
       Changes in operating assets and liabilities:
        Receivables                                                              (702)       (1,171)             500
        Inventories                                                            (1,560)        1,154              545
        Prepaid expenses and other assets                                         (45)          326              221
        Accounts payable and accrued liabilities                                2,814           397            1,407
        Deferred contract revenue                                               1,575        (1,575)               -
        Compensation accruals                                                     614           (62)            (222)
                                                                          ------------  ------------  ---------------
              Cash used in operating activities                               (17,459)      (26,528)          (3,525)
                                                                          ------------  ------------  ---------------
Cash flows from investing activities:
    Purchases of property and equipment                                        (1,387)         (791)             (13)
    Proceeds from sale of property and equipment                                    -            42               17
    Write off of patents and license rights                                        17             -                -
    Additions to patents and license rights                                       (32)          (30)               -
    Purchase of license rights from Shionogi                                   (2,000)       (2,000)          (1,500)
    Proceeds from sale of territorial license rights                                -        15,493                -
    Decrease in other assets                                                       37           132              264
    Purchases of marketable securities                                        (25,566)      (42,988)         (22,447)
    Maturities of marketable securities                                        46,135        49,353           29,147
                                                                          ------------  ------------  ---------------
              Cash provided by investing activities                            17,204        19,211            5,468
                                                                          ------------  ------------  ---------------
Cash flows from financing activities:
    Proceeds from sale/leaseback transaction                                    1,331             -                -
    Net proceeds from sale of common stock to Chugai                                -         8,300                -
    Net proceeds from issuance of Common Stock                                    663           281                -
    Purchase of treasury stock                                                      -             -              (16)
    Increase in additional paid in capital                                          -             -               41
    Principal payments on long-term debt                                       (1,262)       (1,272)          (1,268)
                                                                          ------------  ------------  ---------------
              Cash provided by (used in) financing activities                     732         7,309           (1,243)
                                                                          ------------  ------------  ---------------

Increase (decrease) in cash and cash equivalents                                  477            (8)             700
Cash and cash equivalents, beginning of year                                      587         1,064            1,056
                                                                          ------------  ------------  ---------------
Cash and cash equivalents, end of year                                      $   1,064     $   1,056         $  1,756
                                                                          ============  ============  ===============

Supplemental cash flow disclosures:
    Interest income received                                                $   2,101     $   1,744         $  1,039
                                                                          ============  ============  ===============
    Interest paid                                                           $     715     $     568         $    448
                                                                          ============  ============  ===============

  The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS-

         Molecular Biosystems, Inc. ("MBI" or the "Company"), a Delaware corporation incorporated on April 14, 1980, is the developer of OPTISON-Registered Trademark-, the only U.S. Food and Drug Administration-approved intravenous ultrasound contrast agent. On May 8, 2000, the Company entered into a new agreement with Mallinckrodt, Inc. ("Mallinckrodt"), a global manufacturer of specialty medical products. The agreement known as "OPTISON Product Rights Agreement" ("OPRA") supersedes all previous agreements with Mallinckrodt and requires Mallinckrodt to assume full control of the OPTISON business, including responsibility for all related intellectual property disputes, clinical development, and manufacturing. MBI will receive an ongoing royalty of 5% of ultrasound contrast agents by Mallinckrodt and its partner, Nycomed. Mallinckrodt's territory is world wide, excluding Japan, South Korea and Taiwan. In addition, MBI will pay Mallinckrodt a total of seven million dollars as part of the intellectual property settlement. Chugai Pharmaceuticals, a pharmaceutical company in Japan, is MBI's OPTISON partner for Japan, South Korea and Taiwan. MBI receives a 28% royalty on product sales from Chugai plus certain milestone payments and has no manufacturing or clinical development responsibilities.

         The restructuring of MBI's relationship with Mallinckrodt relating to OPTISON manufacturing and marketing coincided with the settlement of patent litigation with certain competitors claiming patent rights in various ultrasound contrast agent technologies.

         The Company's annual continuing operations have been unprofitable since 1992. The Company plans to use its existing cash and future cash flows from royalties and milestone payments to pursue alliances and business development opportunities in the life sciences industry. The Company believes that operating losses may occur for at least the next several years. The magnitude of the losses and the time required by the Company to achieve profitability are highly dependent on the market acceptance of OPTISON and other future alliances and investment opportunities and are therefore uncertain. The Company anticipates that its cash and marketable securities on hand and future cash flows will enable the Company to fund its operations and obligations, including the amounts owed to Mallinckrodt pursuant to OPRA, for at least the next fifteen months.

         PRINCIPLES OF CONSOLIDATION

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

         REVENUES UNDER COLLABORATIVE AGREEMENTS-

         Revenues under collaborative agreements are the primary source of revenues for the Company. Milestone payments earned in connection with research activities performed under the terms of collaborative agreements are recognized on the achievement of certain milestones, some of which relate to obtaining regulatory approvals. Accordingly, the estimated dates of the milestone achievements are subject to revision based on periodic evaluations by the Company and its partners of the attainment of specified milestones, including the status of the regulatory approval process. Advance payments received in excess of amounts earned are classified as deferred contract revenues and the resulting revenues are recognized based on work performed at a predetermined rate or level of expense reimbursement.

         Additionally, under the terms of the Amended and Restated Distribution Agreement ("ARDA") entered into in September 1995, Mallinckrodt paid the Company $20.0 million over four years to further the development of OPTISON (the Company's second-generation product) and related products. These payments were made in 16 quarterly installments starting at $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. Pursuant to the agreement, half of each payment was designated for clinical development expenses and was recorded as deferred revenue until such expenses were incurred, and the remaining half of each payment was designated to fund ongoing research and development activities and was recognized as research was performed. As of March 31, 2000, these payments were completed.

         REVENUE RECOGNITION FOR PRODUCT SOLD-

         For fiscal years 1998 and 1999, the Company recognized revenue when goods were shipped to its customer, Mallinckrodt. Under ARDA, the transfer price for the Company's sales of OPTISON to Mallinckrodt was equal to 40% of Mallinckrodt's average net sales price to its end users of the product for the immediately preceding quarter. Effective March 1, 1999, the agreement with Mallinckrodt was replaced by ARDA II. Under the terms of ARDA II, the Company received a 20% royalty from Mallinckrodt on product sales of OPTISON. Pursuant to ARDA II, the average net sales price to end users was calculated by dividing the net sales for the preceding quarter by the total number of units shipped to end users whether paid for or shipped as samples. Consistent with industry practice, the Company considered samples a marketing expense and as such the cost of samples is recorded as selling, general and administrative expense.

         Effective May 8, 2000, Mallinckrodt assumed full control of and responsibility for the manufacture of OPTISON pursuant to OPRA. See "Description of Business" above.

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


         INVENTORIES-

         Inventories are stated at lower of cost (first-in, first-out) or market, and consist of the following major classes (in thousands):

                                                         MARCH 31,
                                                   -----------------------
                                                     1999          2000
               Raw materials and supplies           $   551        $  203
               Work in process                           92             -
               Finished goods                           105             -
                                                    -------        ------
                                                    $   748        $  203
                                                    =======        ======

         Work in process and finished goods include the cost of materials, direct labor and manufacturing overhead.


         PROPERTY AND EQUIPMENT-

         Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of five years for equipment, 31 years for buildings and improvements and lease term for leasehold improvements.


         PATENTS AND LICENSE RIGHTS AND OTHER ASSETS-

         Patents and license rights are amortized on the straight-line method over their estimated useful lives of five to ten years. During fiscal year 1999, the Company reevaluated its patent estate and wrote off approximately $300,000 in capitalized patent and license rights that will no longer be used as a result of the discontinuation of certain products.

         In June 1989, the Company prepaid $2.0 million in royalties on the first $66.6 million of sales of ALBUNEX and OPTISON in the United States.

         Included in other assets at March 31, 2000 is approximately $1.5 million which is the portion of this prepayment that has not yet been expensed. OPRA obligates Mallinckrodt to assume financial responsibility for the licensing agreement related to this prepayment. Additionally, other assets at March 31, 1999 and 2000 include a real estate investment of $300,000 related to an employment agreement with one of the Company's officers.

         IMPAIRMENT OF LONG-LIVED ASSETS-

         The Company complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

         During fiscal year 1999, the Company wrote off approximately $2.8 million of fixed assets that will no longer be used by the company as a result of restructuring and the discontinuation of certain projects. These assets principally relate to tenant improvements at the Company's research facility not transferable to other facilities. This facility was abandoned in fiscal 1999.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES-

         Accounts payable and accrued liabilities consist of the following major classes (in thousands):


                                                                         MARCH 31,
                                                                    -----------------------
                                                                      1999         2000

         Accrued legal and professional fees                          $ 3,423     $  6,432
         License rights payable and related fees (Note 7)               1,500          450
         Restructuring accruals                                           649            -
         Accounts payable - trade                                       1,226           65
         Other miscellaneous accruals                                     597          271
                                                                      -------     --------
                                                                      $ 7,395     $  7,218
                                                                      =======     ========

         STOCK BASED COMPENSATION-

         The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly the Company accounts for its stock based compensation plans under the provisions of APB No. 25.


         LOSS PER SHARE-

         Basic earnings per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the years ended March 31, 1998, 1999, and 2000, the diluted loss per share calculation excludes effects of 3,139,000, 3,855,000 and 3,884,000 outstanding stock options, respectively, as such inclusion would be anti-dilutive.

         GEOGRAPHIC AND CUSTOMER INFORMATION-

         The Company derived all of its product revenues from sales in the United States to its sole customer Mallinckrodt. The Company operates out of one factory in San Diego, California, has one product that is an ultrasound imaging agent and is managed on an aggregate basis. Based on the above factors, the Company has determined that it operates in one reportable segment.

         SALES OF ASSETS-

         During 2000 and 1999, the Company sold certain fully depreciated equipment. These sales resulted in gains of $17,000 and $42,000, respectively, which have been reflected in the accompanying statements of operations.

         FAIR VALUE OF FINANCIAL INSTRUMENTS-

         The carrying amounts of the Company's financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The Company's long term debts approximate fair value as they carry a variable market rate of interest. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company believes it is not exposed to any significant credit risk on its accounts receivable.

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

         In December 1999, the Securities and Exchange Commission issued the Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. The Company has performed an evaluation of SAB 101 and believes that its revenue recognition policies are in conformity with the provisions of SAB 101.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS No. 137 which refers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company's first quarter in the fiscal year beginning April 1, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.


2.       COST REDUCTION MEASURES

         On November 10, 1998, as a result of the slower than planned ramp up of OPTISON sales, the Company announced the initiation of a multi-phase program to reduce expenses and preserve capital. The initial phase was a reduction principally in administrative, development and support staff. Phase II was the out-sourcing of the product packaging operations. The initial phase of cost reduction affected approximately 40 employees of the Company's 140-person workforce. The next reduction in force, in April 1999, affected an additional 26 employees. In addition, attrition since November 1998 further reduced the workforce to approximately 56 employees. On March 30, 2000, the Company announced plans to restructure and reduce its workforce by another 33 employees. Effective May 8, 2000, an additional 20 employees involved with the manufacture of OPTISON were transferred to Mallinckrodt as part of its takeover of the OPTISON manufacturing pursuant to OPRA. All employees expected to be terminated as a result of this program were notified of such termination and their estimated severance benefits were accrued.

         For the fiscal year ended March 31, 2000, the impact of the cost reduction measures on the Company's financial statements included $1.7 million in accrued severance costs and a write-off of $700,000 in fixed assets through accelerated depreciation.

         For the fiscal year ended March 31, 1999, the impact of the cost reduction measures included $3.1 million in asset disposals, $2.3 million in severance costs, $265,000 in costs related to technology transfer and $384,000 in exit costs. In addition, $1.1 million of inventories were expensed through cost of sales, and $1.2 million in fixed assets were written off through accelerated depreciation.

         A summary of the $8.4 million cost reduction measures charge reflected in the accompanying statements of operations for the year ended March 31, 1999 is as follows:


                                                                                                        Amount
                                                                                                    -------------
                                                                                                     (in millions)
             Non cash charges:
                       Accelerated depreciation, recorded prospectively in operations, resulting from a change in estimates of the useful lives of
                            manufacturing assets...........................................               $1.2
                       Write off of abandoned fixed assets ($2.8) and other
                           capitalized assets ($0.3).......................................                3.1
                       Inventory disposed of...............................................                1.1
                                                                                                      ----------
                                                                                                          $5.4
                                                                                                       ----------
               Cash charges:
                       Severance............................................................               2.3
                       Exit costs...........................................................                .4
                       Technology transfer..................................................                .3
                                                                                                       ----------
                                                                                                          $3.0
                                                                                                       ----------
               Less amounts paid through March 31, 1999:

                       Severance.............................................................              1.0
                       All other.............................................................                -
                                                                                                       --------
                Accrued at March 31, 1999....................................................             $2.0
                                                                                                       ========

         At March 31, 1999, $1.3 million of the cost reduction accrual was included in compensation accruals and the remaining $0.7 million was included in accounts payable and accrued liabilities in the accompanying balance sheet.

         A summary of the fiscal year 2000 activity related to the accrual for cost reduction measures is provided below:

                                                                           Amount
                                                                        ------------
                                                                        (in millions)
              Accrued at March 31, 1999 ..............................      $2.0

                Severance paid .......................................      (1.3)

                Additional severance accrued .........................       1.7

                Exit costs ...........................................      (0.4)

                Technology transfer ..................................      (0.3)
                                                                            -----
              Accrued at March 31, 2000 ..............................      $1.7
                                                                            -----

         At March 31, 2000, the $1.7 million cost reduction accrual was included in compensation accruals in the accompanying balance sheet.

3.       THE CHUGAI AGREEMENT

         In April, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which may be marketed under a different name), as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received $14.0 million (See Note 10) in fiscal year 1999. With respect to licensed products manufactured by Chugai, Chugai will pay the Company a royalty on net sales. For licensed products manufactured by the Company, the Company will receive royalties on net sales, the amount of which will depend upon the sales volume, in addition to a transfer price based on average net sales per unit from the previous quarter. The Company has satisfied all existing contractual obligations related to the license granted to Chugai.

         Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. This premium was equal to $2.4 million and is included in "Gain on disposal of asset" (See Note 10) in the first quarter of fiscal year 1999. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals. As of March 31, 2000, the Company has received $4 million in milestone payments from Chugai.

4.       MARKETABLE SECURITIES

         Investments are recorded at estimated fair market value, and consist primarily of treasury securities, government agency securities and corporate obligations. The Company has classified all of its investments as available-for-sale securities. The following table summarizes available-for-sale securities at March 31, 2000 (in thousands):

                                                         COST NET OF
                                                          PREMIUMS/       GROSS         GROSS        ESTIMATED
                                                          DISCOUNTS    UNREALIZED     UNREALIZED       FAIR
                                                          AMORTIZED       GAINS         LOSSES         VALUE
                                                         ------------  ------------  -------------  ------------
         Money market                                    $     3,304   $          -  $          -   $      3,304
         Certificate of Deposit                                3,000              -             -          3,000
         Corporate obligations                                 3,972             11             -          3,983
                                                         -----------   ------------- ------------   -------------
         Marketable securities available-for-sale        $    10,276   $         11  $          -   $     10,287
                                                         ===========   ============= ============   =============

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
                                                         ============  ============  =============  ============

         There were no gross realized gains or losses on sales of available-for-sale securities for the years ended March 31, 2000, 1999 or 1998.

         The amortized cost and estimated fair value of debt and marketable securities at March 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

                                                                   COST LESS
                                                                   PREMIUMS/     ESTIMATED
                                                                   DISCOUNTS       FAIR
                                                                   AMORTIZED       VALUE
                                                                 -------------  ------------
                      Due in one year or less                    $     10,276   $    10,287
                      Due after one year                                    -             -
                                                                 -------------  ------------
                                                                 $     10,276   $    10,287
                                                                 =============  ============

5.       INCOME TAXES

         As described in Note 1, the Company uses the asset and liability method of computing deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         The effective income tax rate on the loss before income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

                                                        FISCAL YEARS ENDED MARCH 31,
                                                    -------------------------------------
                                                       1998         1999         2000
               Computed statutory tax               $   (7,342)  $   (7,221)  $   (2,437)
               State income taxes                       (1,275)      (1,274)        (430)
               Tax exempt interest                         (64)         (23)            -
               Foreign Income Tax                            -        1,400          400
               Losses without income tax benefit         8,634        8,508        2,857
               Other                                        47           10           10
                                                    -----------  -----------  -----------
               Provision for income taxes           $        -   $    1,400   $      400
                                                    ===========  ===========  ===========

         At March 31, 2000, the Company has deferred tax assets of approximately $46.6 million relating to the following tax loss carryforwards for income tax purposes (in thousands):


                                                                                       EXPIRATION
                                                                          AMOUNT          DATES
                                                                       -------------  --------------
         Federal ($103,400) and state ($45,500) net operating losses   $   148,900      2000-2019
         Research and development credit - federal                           2,734      2000-2014
         Research and development credit - state                             1,513      2000-2014
         Alternative minimum tax credit                                        300     Indefinite

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

         The foreign income tax provision of $0.4 million and $1.4 million included in the Company's fiscal 2000 and 1999 net losses, respectively, represents foreign taxes paid related to the Chugai transaction.

6.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                                     MARCH 31,
                                                                             ----------------------------
                                                                               1999             2000
         Note payable - due 2004                                             $     3,682     $     3,614
         Note payable - due 2001                                                   2,400           1,200
                                                                             ------------    ------------
                                                                                   6,082           4,814
         Less - current portion                                                    1,278           1,285
                                                                             ------------    ------------
                                                                             $     4,804     $     3,529
                                                                             ============    ============

         The note payable due in 2004 bears interest at a variable rate based upon the weighted average Federal Reserve Eleventh District cost of funds as quoted in The Wall Street Journal plus 2.35 percent. The interest rate on this note is adjusted semi-annually and was 8.0% at March 31, 1999 and 2000. The note is secured by the Company's manufacturing facility and certain of the equipment contained therein and is payable in monthly installments of principal and interest. As of March 31, 2000, maturities of this note in each of the next four fiscal years are: $85,000, $92,000, $100,000 and $3,337,000.

         The note payable due in April, 2001 bears interest at the prime rate (9.0% at March 31, 2000) and is payable in monthly installments of $100,000 plus accrued interest through March 2001. The loan contains covenants relating to cashflow coverage and minimum cash balances. The

         Company is in compliance with the loan covenants. In September 1998, the terms of the loan were renegotiated which lowered the interest rate from prime plus one percent to the prime rate and released a compensating balance requirement. The loan is secured primarily by equipment and fixtures in addition to all other tangible assets of the Company.

7.       COMMITMENTS AND CONTINGENCIES

         LEASES-

         In 1997, the Company entered into an equipment leasing agreement with Mellon US Leasing ("Mellon") for a lease line of $1.6 million with a term of 48 months, accounted for as an operating lease. The outstanding balance on this line of credit at March 31, 2000 was $622,000. Future minimum rental commitments for the Company's noncancelable operating lease were as follows (in thousands):


                  FISCAL YEAR ENDED MARCH 31,                     AMOUNT
                  2001                                           $     379
                  2002                                                 234
                  2003                                                   9
                  2004                                                   -
                  2005                                                   -
                                                                 ----------
                  Total minimum lease payments                   $     622
                                                                 ==========

         In fiscal 1998, the Company entered into a lease for its corporate headquarters. The Company was obligated to pay real estate taxes, insurance and utilities on its portion of the leased property. As part of the cost reduction measures implemented in fiscal year 1999, the Company consolidated facilities and no longer occupies the building that had become its corporate headquarters in fiscal year 1998. As a result of this move, the Company recognized approximately $370,000 of the remaining rent expense through February 2000, the end of the lease term, as exit costs in fiscal year 1999. Rental expense for the years ended March 31, 1998 and 1999 was $245,000 and $297,000, respectively.

         LICENSE AGREEMENTS-

         MALLINCKRODT, INC. MBI's distribution agreement with Mallinckrodt forms the basis of its product development and marketing program for OPTISON. On May 8, 2000, the Company entered into an agreement with Mallinckrodt known as the "OPTISON Product Rights Agreement" ("OPRA"). This agreement supersedes all previous agreements and requires Mallinckrodt to assume full control of the OPTISON business, including responsibility for all related intellectual property disputes, clinical development and manufacturing. MBI will receive an ongoing royalty of 5% on sales of ultrasound contrast agents by Mallinckrodt and its partner, Nycomed. The Mallinckrodt territory is worldwide, excluding Japan, South Korea and Taiwan. In addition, the Company will pay a total of $7.0 million to Mallinckrodt as part of an intellectual property settlement (see Note 12.)

         This restructuring of MBI's relationship with Mallinckrodt relating to OPTISON manufacturing and marketing coincided with the settlement of patent litigation with certain competitors claiming patent rights in various ultrasound contrast agent technologies. MBI will pay Mallinckrodt a total of seven million dollars as part of this intellectual property settlement. Three million dollars of this settlement was paid in May 2000. An additional three million dollars will be satisfied through the transfer of property owned by MBI to Mallinckrodt as soon as practicable. MBI is required to make the final one million-dollar payment to Mallinckrodt upon receipt of a milestone payment form Chugai Pharmaceutical Co., Ltd.

         OPRA also obligates Mallinckrodt to assume financial responsibility for a license agreement with Steven B. Feinstein, M.D. covering the exclusive right to develop, use and sell any products derived from patents and applications involving sonicated gas-filled albumin microspheres used for imaging and any future related patents and applications. Beginning in 1999, the agreement requires payment of minimum royalties of $600,000 each year. Minimum royalty payments are decreased as certain levels of OPTISON sales are reached.

         CHUGAI PHARMACEUTICAL CO., LTD. In an agreement dated March 31, 1998, the Company entered into a cooperative development and marketing agreement with Chugai Pharmaceutical Co., Ltd. ("Chugai") of Japan. The parties entered into this strategic alliance which covers Japan, Taiwan and South Korea, to develop OPTISON (which Chugai may market under a different name) as well as related products. The Company granted Chugai an exclusive license to develop, manufacture, and market these products in the subject territory, for which the Company received $14.0 million. Chugai will pay the Company a 28% royalty on net sales of licensed products that Chugai manufactures. Additionally, Chugai purchased 691,883 shares of the Company's common stock at a premium of 40% over the then-prevailing market price. The equity investment was valued at $8.3 million. The Company is also eligible to receive milestone payments of up to $20.0 million based on Chugai's achievement of certain Japanese product development and regulatory goals. As of March 31, 2000, the Company had received $4.0 million in milestone payments from Chugai.

         FEINSTEIN LICENSE. In November 1986, the Company entered into a license agreement under which it acquired the exclusive right to develop, use and sell any products derived from patents and applications which Steven B. Feinstein, M.D. owned covering sonicated gas-filled albumin microspheres used for imaging and any future related patents and applications. In June 1989, the parties restructured this agreement. The Company paid the licensor $4.5 million as an additional license fee and $2.0 million as a prepayment of royalties on the first $66.7 million of sales of the licensed products in the United States, and the parties agreed to reduce the royalty rate on sales of licensed products from 6% to 3% on worldwide net sales by the Company (and United States sales by a sublicensee) and from 2 1/2% to 1 1/4% on net sales by sublicensees outside of the United States. The restructured agreement requires the Company to pay minimum royalties each year, increasing from $100,000 in 1994 to $600,000 in 1999 and subsequent years. Minimum royalty payments are decreased as certain levels of OPTISON sales are reached. OPRA obligates Mallinckrodt to assume financial responsibility for this license agreement

         ABBOTT LICENSE. On December 16, 1993, MBI entered into an exclusive license agreement with Abbott Laboratories under which Abbott acquired the exclusive worldwide right to make, have made, use and sell products based on nucleic acid probe technology for in vitro diagnosis of infectious diseases and cancer. Abbott is obligated to pay MBI quarterly royalties on product sales made by Abbott or its sublicensee.

         PATENT MATTERS-

         The Company's products are covered by a number of issued United States and foreign patents, and MBI has filed a number of patent applications in the United States and other countries. Under OPRA (see "Description of Business"), while ownership of the patents and trademarks remains with MBI, all patents and trademarks rights covering OPTISON worldwide, excluding the territory granted to Chugai, were transferred to Mallinckrodt. Mallinckrodt will assume responsibility for the protection of proprietary technologies deemed to be material to its business prospects.

         The Company was accused in various lawsuits of infringing certain patents belonging to its competitors in its manufacture and sale of OPTISON in the United States. Additionally, Nycomed accused the Company of infringing certain European Patents. Effective May 5, 2000, the

         Company reached a settlement in these patent disputes between the Company, Nycomed, Mallinckrodt and Sonus. Pursuant to OPRA, Mallinckrodt has assumed responsibility for any future intellectual property disputes relating to MBI's ultrasound contrast patents.

         The Company also owns certain other patents that are unrelated to OPTISON. In May 2000, the Company licensed to Genta Inc. a patent portfolio relating to "antisense" molecular therapeutic technology for $2.8 million. Of this amount, $400,000 is payable in cash and $2.4 million will be paid in unrestricted shares of Genta stock upon completion of an S-3 registration statement. All costs related to this patent had been expensed in prior years. In 1992, MBI entered into a nonexclusive license with ISIS Pharmaceuticals, Inc. for this technology in return for a license fee and royalties.

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

         COMMON SHARES RESERVED

         Common shares were reserved for the following purposes (in thousands):


                                                                    MARCH 31,
                                                              -----------------------
                                                                1999         2000
                  Options granted                                 3,855        3,884
                  Future grants of options                        1,699        1,663
                                                              ----------   ----------
                                                                  5,554        5,547
                                                              ==========   ==========

         STOCK OPTIONS-

         1998 PLAN

         In fiscal 1999, the Board of Directors and the shareholders of the Company approved the 1998 Stock Option Plan as the successor to the Company's 1993 and 1997 Plans. All outstanding options under the 1993 and 1997 Plans were incorporated into the 1998 Plan plus an additional
         2.0 million shares. The 1998 Plan provides for the grant of both qualified incentive stock options and nonstatutory stock options to purchase Common Stock to employees, non-employee directors, independent consultants and advisors of the Company under four separate equity incentive programs. The exercise price per share may be either 85% of the fair value on the date of grant or fair market value of the stock on date of grant depending on the program. Options granted under this plan are exercisable per the terms specified in each individual option, but not before one year (unless the option exercisability is accelerated by the Company's Board of Directors), or later than ten years from the date of grant. Additionally, the 1998 Plan permits certain senior executives, as defined, to reduce their compensation and receive options with an intrinsic value equal to that reduction in compensation. In 1999, the Company's chief executive officer elected to reduce his compensation by $20,000 and receive options to purchase 10,613 shares at $0.93 per share on January 4, 1999 when the fair market value was $2.81 per share. The compensation expense related to the grant of these options is included in operations for fiscal 1999. On April 1, 1999, the Company's chief executive officer elected to receive an additional grant of 11,662 shares at $0.89 per share on April 1, 1999 when the fair market value was $2.69 per share. The compensation expense related to this grant was included in operations for fiscal 2000.

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

         1993 PLANS

         In 1993 the Board of Directors and the shareholders of the Company approved the 1993 Stock Option Plan and the 1993 Outside Directors Stock Option Plan (together, the 1993 Plans). The 1993 Plans were intended to replace the Company's 1984 Incentive Stock Option Plan and the 1984 Nonstatutory Stock Option Plan (together, the 1984 Plan), under which all of the options authorized to be granted have been granted. The 1993 Plans provide for the grant of both qualified incentive stock options and nonstatutory stock options to purchase Common Stock to employees (1993 Stock Option Plan) or non-employee directors of the Company (1993 Outside Directors Stock Option Plan) at no less than the fair value of the stock on the date of grant. Options granted under these plans are exercisable per the terms specified in each individual option, but not before one year (unless the option exercisability is accelerated by the Company's Board of Directors), or later than ten years from the date of grant.

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

         Additional information with respect to the Company's option plans is as follows:


                                                              EMPLOYEE OPTION PLANS             DIRECTORS' OPTION PLAN
                                                       ------------------------------------ --------------------------------
                                                                          OPTION PRICE                     OPTION PRICE
                                                          SHARES            PER SHARE        SHARES          PER SHARE
                                                       ------------- --------------------------------- ---------------------
         Options Outstanding at March 31, 1997            2,610,070        6.00 -    22.25     75,000       6.88 -    17.00
         Granted                                            724,100        6.63 -    10.38     78,000       9.13       9.25
         Exercised                                         (100,340)       6.00 -     8.63          -
         Expired or lapsed                                 (248,250)       6.25 -    22.25          -
                                                       ------------- ----------- ---------- ---------- ----------  ---------
         Options Outstanding at March 31, 1998            2,985,580        6.00 -    22.25    153,000       6.88 -    17.00
                                                       ------------- ----------- ---------- ---------- ----------  ---------
         Granted                                          1,194,288        0.93 -     9.69          -
         Exercised                                          (42,625)       6.00 -    10.13          -
         Expired or lapsed                                 (434,912)       3.31 -    22.00          -
                                                       ------------- ----------- ---------- ---------- ----------  ---------
         Options Outstanding at March 31, 1999            3,702,331        0.93 -    22.25    153,000       6.88 -    17.00
                                                       ------------- ----------- ---------- ---------- ----------  ---------
         Granted                                            259,562        0.88       2.38          -
         Exercised                                                -                                 -
         Expired or lapsed                                 (230,473)       1.75      22.25          -
                                                       ------------- ----------- ---------- ---------- ----------  ---------
         Options Outstanding at March 31, 2000            3,731,420        0.88 -    20.38    153,000       6.88 -    17.00
                                                       ------------- ----------- ---------- ---------- ----------  ---------
         Options exercisable at March 31, 2000            3,185,218                           153,000
                                                       -------------                        ----------
         Reserved for future grants at March 31, 2000     1,638,165                            25,000
                                                       -------------                        ----------

         The following table summarizes information about fixed stock options outstanding at March 31, 2000:


                                   OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                              ------------------------------------------------     ---------------------------
                                                  Weighted-Avg    Weighted-                        Weighted-
                                 Number            Remaining       Average           Number         Average
               Range of        Outstanding      Contractual Life   Exercise        Exercisable     Exercise
           Exercise Prices     at 3/31/00         Life (years)      Price          at 3/31/00        Price
           -----------------  --------------    ------------     -------------     ------------   ------------
           0.8750 -  7.00         1,520,157            7.64          $ 4.4004        1,128,703       $ 5.0372
           7.125  -  9.6875       1,527,775            7.06          $ 8.2329        1,401,693       $ 8.2879
           9.875  - 20.375          836,488            5.26          $14.3083          807,822       $14.4228
                              --------------    ------------     -------------     ------------   ------------
           0.8750 - 20.375        3,884,420            6.90          $ 8.0430        3,338,218       $ 8.6751

         As permitted, the Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per common share for March 31, 1998, 1999 and 2000 would approximate the pro forma amounts below (in thousands, except per share amounts).


                                                                 Fiscal Years Ended, March 31,
                                                            ----------------------------------------
                                                                   1998         1999         2000
          Net income (loss) - as reported                       $(21,260)    $(21,240)     $(7,568)
          Net income (loss) - pro forma                         $(23,877)    $(26,429)     $(9,055)
          Earning per share (loss) - as reported                $  (1.19)    $  (1.14)     $ (0.40)
          Earning per share (loss) - pro forma                  $  (1.34)    $  (1.42)     $ (0.48)

         Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 2000: risk free rate of 6.0%, expected option life of 4 years, expected volatility of 80% and a dividend rate of zero. The weighted average fair value of options granted from the Employee stock option plans during fiscal 1998, 1999 and 2000 was $7.85, $5.43 and $2.11, respectively. The weighted average fair value of options granted from the Outside Director stock option plan during fiscal 1998, 1999 and 2000 was $6.88, $9.19 and $1.93, respectively.

9.       SIGNIFICANT RESEARCH CONTRACTS

         Pursuant to OPRA, the Company has no future responsibility for the development of OPTISON and currently has no plans to engage in any research or development activities. OPRA supersedes all previous agreements with Mallinckrodt and requires Mallinckrodt to assume full control of the OPTISON business.

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

         In September 1995, the Company entered into an Amended and Restated Distribution Agreement ("ARDA"), as well as a related investment agreement, with Mallinckrodt. Under ARDA, the geographical scope of Mallinckrodt's exclusive right was expanded to include all of the countries of the world other than those covered by the Company's license agreements with Shionogi and Nycomed. The agreement provided the Company with between $33.0 million and $42.5 million in financing (including the $13.0 million common stock investment discussed below). Under the terms of the agreement, Mallinckrodt made guaranteed payments to the Company totaling $20.0 million over four years to support clinical trials, related regulatory submissions and associated OPTISON product development. These payments were made in 16 quarterly installments of $1.0 million for the first four quarters, $1.25 million for the following eight quarters and $1.5 million for the final four quarters. As of March 31, 2000, all quarterly payments had been received by the Company.

         ARDA required the Company to spend at least $10.0 million of the $20.0 million it received over four years on clinical trials to support regulatory filings with the FDA for cardiac indications of the licensed products. The Company's expenditure of this $10.0 million was made in accordance with the directions of a joint steering committee which the Company and Mallinckrodt established in order to expedite the development and regulatory approval of OPTISON by enabling the parties to share their expertise relating to clinical trials and the regulatory approval process. The Company and Mallinckrodt each appointed three of the six members of the joint steering committee.

         In connection with ARDA, the Company also entered into an investment agreement whereby the Company sold 1,118,761 unregistered shares of its common stock to Mallinckrodt for $13.0 million, or a price of $11.62 per share before related costs. Combined with the 181,818 shares of the Company's common stock that Mallinckrodt acquired in December 1988, Mallinckrodt currently owns approximately 6.9% of the Company's issued and outstanding shares.

         In December 1996, the Company and Mallinckrodt amended ARDA to expand the geographical scope of Mallinckrodt's exclusive marketing and distribution rights for OPTISON and related products. The amendment extended Mallinckrodt's exclusive territory to include the territory that the Company had formerly licensed to Nycomed consisting of Europe, Africa, India and parts of Asia.

         In April 1999, the Company and Mallinckrodt agreed to transfer the manufacture of OPTISON from MBI to Mallinckrodt. The parties' agreement was incorporated into the Second Amended and Restated License and Distribution Agreement ("ARDA II"). Under the terms of ARDA II, which were retroactive to March 1, 1999, Mallinckrodt reimbursed MBI for all manufacturing expenses, including incremental costs related to the technology transfer. In addition to the transfer of manufacturing, ARDA II extended Mallinckrodt's responsibility for funding clinical trials to include all cardiology and radiology clinical trials for OPTISON in the United States. In exchange for the transfer of manufacturing and increased financial support of clinical trials for OPTISON, MBI received a royalty on end-user product sales of OPTISON.

         On May 8, 2000, the Company entered into the OPRA agreement with Mallinckrodt. This agreement supersedes all previous agreements and requires Mallinckrodt to assume full control of the OPTISON business, including responsibility for all related intellectual property disputes, clinical development and manufacturing (see Note 12.)

         In September 1996, the Company entered into an agreement with Shionogi pursuant to which the Company reacquired all rights to manufacture, market and sell its ALBUNEX family of products in the territory consisting of Japan, Taiwan and South Korea, formerly exclusively licensed to Shionogi. This agreement settled an outstanding dispute between the two companies concerning the license and distribution agreement for ALBUNEX and resulted in the dismissal of all claims raised by the companies against each other. Under the agreement, the Company paid $3.0 million to Shionogi and agreed to pay an additional $5.5 million over the next three years. As of March 31, 2000, all payments to Shionogi had been made.

         In April 1998, the Company and Chugai entered into a strategic alliance to develop and commercialize OPTISON (which may be marketed under a different name) in Japan, Taiwan and South Korea in exchange for granting to Chugai a royalty-based license to market these products in the named countries. In addition, Chugai made an equity investment in the Company's common stock. The Company is eligible to receive milestone payments of up to $20 million based on the achievement of certain product development goals and will receive royalties from Chugai from the sale of commercialized products in the territory. As of March 31, 2000, the Company had received $4.0 million in milestone payments from Chugai.

10.      GAIN ON DISPOSAL OF ASSETS HELD FOR SALE

         The accompanying 1999 statement of operations reflects a gain on the disposal of assets held for sale. This gain resulted from the resale of territorial rights which had been reacquired from licensees in prior periods as follows:

         In the Company's fiscal 1989, Shionogi & Co. Ltd. (Shionogi) acquired from MBI the rights to develop, market, manufacture and sell certain of the Company's contrast agent products in specified territories (Japan, Korea, Taiwan). In fiscal 1997, as a result of a change of strategic focus at Shionogi, Shionogi sold these territorial rights back to the Company for $8.5 million. MBI accounted for this transaction as the purchase of an asset held for sale in the amount of $8.5 million. Effective April 1, 1998, the Company entered into an agreement to resell the above rights to Chugai. The key terms of that agreement are as follows:

         The Company granted Chugai an exclusive license under the Company's patents and technology related to FS069 (OPTISON) and another product ORALEX, to sell, distribute, develop, have developed, make and have made licensed products in Japan, Korea and Taiwan. Chugai also granted the Company a license to any improvements made by Chugai to the products. Under the agreement, any further development as well as the attainment of any regulatory approvals within the subject territory are the sole responsibility of Chugai.

         At the time of this agreement, OPTISON was an FDA approved product and was being sold in the U.S., and further development of ORALEX was terminated by the Company in 1999.

         I. Chugai paid the Company a non-refundable license fee of $14.0 million payable in a series of payments with the full amount paid within 300 days of the effective date of the agreement.

         II. Chugai shall also pay the Company non-refundable milestone payments of $20 million if and when various clinical and regulatory milestones are achieved by Chugai.

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

         IV. Chugai also made an equity investment in the form of a common stock purchase of 691,883 MBI shares at a premium of $2.4 million.

         V. Term of the agreement is 15 years from the effective date of April 1, 1998.

         VI. MBI has an ongoing indemnification obligation to Chugai to protect its Japanese patents, if and when challenged.

              Accordingly, MBI has recorded this asset sale to Chugai as a gain on disposal of assets held for sale in its fiscal 1999 statement of operations, as follows:


                                                                                   AMOUNT IN
                                                                                    MILLIONS
                                                                                   ---------
                    Up-front non-refundable payment received by MBI                 $  14.0
                     Premium on sale of equity                                          2.4
                     Less asset held for sale                                          (8.5)
                     Less transaction fee                                              (0.9)
                                                                                    ---------
                     Net gain on disposal.                                          $   7.0
                                                                                    =========

11.      SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 2000 and 1999 (in thousands, except per share amounts):


         Quarter Ended:                                              Jun 30     Sep 30     Dec 31     Mar 31
         --------------                                              ------     ------     ------     ------
         Fiscal 2000
         Revenues                                                    $1,660     $1,857     $2,493     $2,515
         Research and Development Costs                               1,412      1,036        839        974
         Total Operating Costs and Expenses                           3,160      2,857      3,627      6,329
         Net Loss                                                    (1,402)      (930)    (1,290)    (3,946)
         Loss Per Common Share                                        (0.07)     (0.05)     (0.07)     (0.21)
         Weighted Average Common Shares Outstanding                  18,730     18,727     18,724     18,724

         Quarter Ended:                                               Jun 30     Sep 30    Dec 31     Mar 31
         --------------                                               ------     ------    -------    -------
         Fiscal 1999
         Revenues                                                     $2,617     $2,666     $2,185     $2,113
         Research and Development Costs                                2,227      2,409      2,358      2,089
         Total Operating Costs and Expenses                            7,735      9,950     14,238      5,311
         Net Income/(Loss)                                               740     (7,068)   (11,870)    (3,042)
         Income/ (Loss) Per Common Share                                0.04      (0.38)     (0.64)     (0.16)
         Weighted Average Common Shares Outstanding                   18,843     18,581     18,581     18,581

12.      SUBSEQUENT EVENTS

         On May 5, 2000, the Company reached a settlement in various ongoing patent disputes between the Company, Nycomed, Mallinckrodt and Sonus. In addition, Mallinckrodt assumed responsibility for any future intellectual property disputes relating to MBI's ultrasound contrast patents.

         On May 8, 2000, the Company and Mallinckrodt agreed to restructure their agreement known as ARDA II to allow Mallinckrodt to assume full control of the OPTISON business, including responsibility for all related intellectual property disputes, clinical development, manufacturing and real estate. The agreement was incorporated into a document called "OPTISON Product Rights Agreement" ("OPRA"). Under OPRA, the Company will receive an ongoing royalty of 5% on sales of ultrasound agents in the Mallinckrodt territory, which is worldwide, excluding Japan, South Korea and Taiwan. In addition, MBI will pay Mallinckrodt a total of seven million dollars as part of the intellectual property settlement. Three million dollars of the settlement was paid in May 2000. An additional three million dollars will be satisfied through the transfer of property owned by MBI to Mallinckrodt as soon as practicable. MBI is required to make the final one million-dollar payment to Mallinckrodt upon receipt of a milestone payment form Chugai.

         The implementation of the OPRA agreement will involve transferring all property, plant, equipment and inventory used in the manufacture of OPTISON to Mallinckrodt. Effective May 8, 2000, twenty employees involved in the manufacturing process were transferred to Mallinckrodt leaving MBI with three employees.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's executive officers is included in
Part I Item 4 of this report under the caption "Executive Officers of the Registrant".

DIRECTORS

There is set forth below for each of the Company's seven directors his principal occupation, age, the year that he became a director of the Company and additional biographical data:

BOBBA VENKATADRI, 56
President and Chief Executive Officer

         Bobba Venkatadri has served as the Company's President since October 1995 and as a director of the Company since November 1995. He served as Chief Operating Officer from October 1995 until May 1997, at which time he was elected by the Company's Board to the office of Chief Executive Officer. He held the position of Executive Vice President of the Pharmaceutical Division of Centocor, Inc., from September 1992 until he joined the Company, and as Vice President - Operations of Centocor's Pharmaceutical Division from March 1992 to September 1992. He was employed by Warner-Lambert Company from 1967 until February 1992 in a variety of Senior Management positions including, Senior Director, Pharmaceutical Operations, President of Warner-Lambert, Indonesia, and Vice President Parke-Davis Operations, USA. Mr. Venkatadri serves on the Board of the San Diego YMCA and American Heart Association.

DAVID W. BARRY, M.D., 56
Chairman and Chief Executive Officer
Triangle Pharmaceuticals, Inc.

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

ROBERT W. BRIGHTFELT, 56
President, Global Products
Dade Behrinr, Inc.

         Robert W. Brightfelt has served as a director of the Company since October 1987. Mr. Brightfelt received his B.S. and M.S. degrees in mechanical engineering from the University of Nebraska in 1965 and 1967, respectively, and his M.B.A. from the University of Georgia in 1970. He joined the DuPont Company in 1967 as a mechanical engineer and held various management positions in Dupont's Medical Products Department. Mr. Brightfelt retired from DuPont in May 1996, and currently serves as President, Global Products, and as a member of the Board of Directors for Dade Behring, Inc.

CHARLES C. EDWARDS, M.D., 76

         Charles C. Edwards, M.D., has served as a director of the Company since March 1987. In 1969, he was appointed by President Nixon as Commissioner of the U.S. Food and Drug Administration, and in 1973 he was appointed Assistant Secretary for Health in the U.S. Department of Health, Education and Welfare. In 1977, Dr. Edwards assumed the position of President and Chief Executive Officer of Scripps Clinic and

Research Foundation and served in that position until 1991. In 1991, he was appointed the President and Chief Executive Officer of the Scripps Institutions of Medicine and Science and served in that position until 1993. Dr. Edwards currently serves as a director of Bergen Brunswig Corporation, Northern Trust of California and the IDEC Pharmaceutical Corporation. Additionally, Dr. Edwards serves on the Board of Trustees of the Scripps Research Institute, the Scripps Institutes of Medicine and Science, the San Diego Hospice and the San Diego YMCA. He received his medical degree from the University of Colorado in 1948, and received his surgical training at the Mayo Clinic in Rochester, Minnesota.

JERRY T. JACKSON, 59

         Jerry T. Jackson has served as a director of the Company since December 1996. From 1965 until his retirement in 1995, Mr. Jackson was employed with Merck & Company, Inc. in various management positions. From 1993 until retirement, he held the position of Executive Vice President of Merck. During this time, Mr. Jackson had responsibility for Merck's International Human Health Division, Worldwide Human Vaccines, the AgVet Division, Astra/Merck U.S. Operations and Worldwide Marketing. Mr. Jackson was Senior Vice President of Merck & Company, Inc. from 1991 to 1992 and previously was President of Merck Sharp and Dohme International. Mr. Jackson also currently serves as a director on the boards of CorTherapeutics, Inc., Crescendo Pharmaceutials Corp., and Alexion Pharmaceutical, Inc.

GORDON C. LUCE, 74

         Gordon C. Luce has served as a director of the Company since June 1989. Mr. Luce joined Great American First Savings Bank in San Diego, California in 1969 as its President and Chief Executive Officer and held the position of Chairman of the Board from 1979 until his retirement in July 1990. During 1982, he was an Alternate Delegate to the United Nations and has served as a member of three Presidential commissions. Mr. Luce is a former Chairman of Scripps Clinic and Research Foundation and Scripps Health and is a former trustee of Scripps Research Institute. He is a Life Trustee of the University of Southern California in Los Angeles.

DAVID RUBINFIEN, 79

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

         Mr. Venkatadri is currently the only member of the Executive Committee; the remaining position is vacant. The Executive Committee generally possesses the same powers as the full Board of Directors to manage the affairs of the Company, but may not amend the Company's certificate of incorporation or by-laws or make recommendations to the stockholders with respect to the merger, consolidation or dissolution of the Company or the sale of all or substantially all of the Company's assets.

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

MEETINGS

         During the fiscal year ended March 31, 2000, the Board of Directors held 10 meetings, including five held by teleconference. The Audit Committee and the Compensation Committee each met once during the year. Messrs. Luce, Rubinfien and Venkatadri each attended all 10 meetings of the Board; Dr. Barry and Mr. Brightfelt each attended nine meetings; Dr. Edwards attended seven meetings; and Mr. Jackson attended eight meetings. All of the members of the Audit Committee attended its one meeting. All of the members of the Compensation Committee, other than Dr. Barry, attended its one meeting.

DIRECTORS' COMPENSATION

         Directors receive a retainer of $8,000 per year, and a fee of $750 is paid to each director for attendance at each regular committee meeting. Generally, no additional fees are paid for attendance at Board meetings; however, in recognition of the extraordinary service rendered by the directors, including participation in five special Board meetings during calendar year 1999 and participation in the due diligence process with respect to the Company's proposed merger with Palatin Technologies, Inc., the Company approved the payment of $3,500 to each non-employee director. Furthermore, pursuant to the terms of the 1998 Stock Option Plan, on the date of each Annual Meeting of Stockholders, each individual who is to continue to serve as a non-employee director automatically will be granted a non-statutory option to purchase 6,500 shares of the Company's common stock, provided that he has served as a non-employee director for at least six months and is not an owner of more than 5% of the stock of the Company.

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

         Based solely on its review of copies of such reports, the Company believes that during the fiscal year ended March 31, 2000, all filing requirements applicable to its directors, executive officers and other beneficial owners holding more than ten percent of the Company's common stock were satisfied.

The following table sets forth the compensation paid by the Company during the fiscal years ended March 31, 2000, 1999 and 1998 to the following persons (the "named executive officers"): (i) the Chief Executive Officer, and (ii) each of the other most highly compensated executive officers of the Company serving as of the fiscal year end on March 31, 2000.


                                             ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                     -------------------------------------------     --------------------------------------------
                               YEAR                                  OTHER ANNUAL       RESTRICTED      SECURITIES     ALL OTHER
                              ENDED                                  COMPENSATION         STOCK         UNDERLYING    COMPENSATION
NAME                        MARCH 31  SALARY ($)    BONUS ($)             ($)            AWARD ($)       OPTIONS (#)     ($) (8)
--------------------------- --------- ----------- ------------      -------------      -----------      ------------  -------------
--------------------------- --------- ----------- ------------      -------------      -----------      ------------  -------------
Bobba Venkatadri                2000     298,122       47,040   (1)            -               -            11,662          2,982
  President, Chief              1999     311,355      103,800   (2)            -          79,688   (6)     213,513          3,115
  Executive
  Officer and Member of         1998     299,141       55,899   (3)       37,606   (5)         -           100,000          3,269
  the Executive Committee

Howard Dittrich, M.D.           2000     250,000       37,495   (1)            -               -                 -          2,000
   Executive Vice               1999     235,303      103,300   (4)            -          63,750   (6)     131,300          4,005
   President
                                1998     196,538       29,910   (3)            -               -            32,000          3,374

Elizabeth L. Hougen             2000     129,000       21,276   (1)            -               -                 -          2,462
  Executive Director -          1999     110,046       12,178   (2)            -          38,250   (6)      63,000          1,833
  Finance and Chief Financial   1998      87,500        5,274   (3)        1,500   (7)         -             9,500          1,833
  Officer

Joni Harvey                     2000     163,500       23,829   (1)            -               -                 -              -
  Vice President -              1999     149,500       31,900   (2)            -          47,813   (6)      91,000              -
  Operations
                                1998     129,231       30,570   (3)            -               -            24,000              -


(1)      Represents retention bonuses for the fiscal year ended March 31, 2000.

(2) Paid in respect of performance for the fiscal year ended March 31, 1998.

(3) Paid in respect of performance for the fiscal year ended March 31, 1997.

(4) Includes $40,800 paid in respect of performance for fiscal year ended March 31, 1998, and $62,500 paid in recognition of promotion to Executive Vice-President in February 1999.

(5)      Represents relocation expense payment.

(6) Awarded in respect of performance as a retention bonus. The shares were awarded as follows: Mr. Venkatadri, 25,000 shares; Dr. Dittrich, 20,000 shares; Ms. Hougen, 12,000 shares; Ms. Harvey, 15,000 shares. The shares were granted in December 1998 and issued in May 1999. These shares fully vested on February 1, 2000. Once vested, the shares are immediately taxable to the recipients and the officers have the ability to immediately trade these shares.

(7)      Represents proceeds from same day sale of nonqualified stock options.

(8) These amounts represent the Company's matching contribution under the Company's 401(k) plan. For each of the fiscal years ended March 31, 2000, 1999 and 1998, the matching contribution was 2% of the first 6% contributed by each participant.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company granted stock options under the Company's 1998 Stock Option Plan in respect of performance during the fiscal year ended March 31, 2000. The following table sets forth each grant of stock options made during the fiscal year ended March 31, 2000 to the named executive officer:


                                                 % OF TOTAL                                POTENTIAL REALIZABLE VALUE
                            NUMBER OF             OPTIONS        EXERCISE                    AT ASSUMED ANNUAL RATES
                            SECURITIES           GRANTED TO       PRICE                    OF STOCK PRICE APPRECIATION
                            UNDERLYING           EMPLOYEES         PER       EXPIRATION          FOR OPTION TERM
NAME                       OPTIONS (#)         IN FISCAL YEAR     SHARE         DATE        5% ($) (2)    10% ($) (2)
-------------------------  -------------       ---------------  -----------  ------------  -------------  -------------
Bobba Venkatadri             11,662  (1)            5.3%           $0.89        4/1/09      $  40,709       $ 70,949

(1) These options were granted on April 1, 1999 under the Company's 1998 Stock Option Plan in exchange for a salary deferral of $21,000.

(2) The dollar amounts presented in these columns are the results of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to the optionees is possible without an increase in the price of the Company's stock, which will correspondingly benefit all stockholders. For options granted during fiscal year ended March 31, 2000, assuming 5% and 10% compounded annual appreciation of the stock price over the term of the options, the average price of a share of Common Stock would be $3.49 and $6.08, respectively, on March 31, 2010.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         None of the named executive officers exercised stock options during the fiscal year ended March 31, 2000. The following table sets forth, for each of the named executive officers, the fiscal year-end number and value of unexercised options:


                                            NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED                     IN-THE-MONEY
                                           OPTIONS AT 3/31/00 (#)              OPTIONS AT 3/31/00 ($) (1)
                                       --------------------------------      --------------------------------
     NAME                               EXERCISABLE      UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
     ----------------------------      -------------   ----------------      -------------   ----------------
     Bobba Venkatadri                       571,703            138,472             $7,298               $353

     Howard Dittrich, M.D.                  193,050             87,250                  -                  -

     Elizabeth L. Hougen                     61,333             24,667                  -                  -

     Joni Harvey                            123,000             52,000                  -                  -


(1) Based on the $ 1.25 per share closing price of the Company's Common Stock on March 31, 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         As of April 1, 2000, Mr. Venkatadri is paid an annual salary of $336,000; Dr. Dittrich is paid an annual salary of $250,000. The Company's employment contracts with its executive officers are of indefinite duration, subject, however, to termination in certain events.

         In April 2000, two executive officers, Ms. Hougen and Ms. Harvey terminated their employment with the company. In accordance with employment agreements, both Ms. Hougen and Ms. Harvey received severance in the amount of 12 months salary.

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

         Decisions of the Compensation Committee relating to executive officers' base salaries and cash bonuses are reviewed and approved on an annual basis by the full Board; decisions of the Compensation Committee relating to executive officers' stock options are not subject to the Board's review.

         The Company's fiscal year begins on April 1. Compensation for fiscal year 2000 accordingly covers the calendar months of April through December 1999 and January through March 2000. Decisions as to salary increases for fiscal year 2000 were based on performance during fiscal year 1999 (i.e., April through December 1998 and January through March 1999).

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

         In the past, the Company's compensation program for its executive officers consisted of a base salary and incentive compensation paid in the form of a cash bonus and stock options. In light of the Company's financial performance and its failure to meet its fiscal year 1999 performance objectives, the Company opted not to have any incentive compensation plan in fiscal year 2000. However, pursuant to an officer retention incentive and compensation program, the Company paid retention bonuses in February 2000. These bonuses were part of a Company-wide employee retention program, which was recommended by management, reviewed by the Compensation Committee and approved by the Board of Directors in December 1998. The program was implemented in response to a need to retain key corporate personnel amidst an overall workforce reduction following the Company's strategic decision to outsource manufacturing.

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

         For fiscal year 2000, Mr. Venkatadri received a salary increase of $21,000, or 6.7%, to $336,000; Dr. Dittrich did not receive a salary increase and continued at his current salary of $250,000; Ms. Harvey received a salary increase of $14,000, or 9.4%, to $163,500; and Ms. Hougen received a salary increase of $4,000, or 3.2%, to $129,000. Mr. Venkatadri elected to defer his salary increase pursuant to the salary deferral feature of the Company's 1998 Stock Option Plan.

         CASH BONUSES. In February 2000, the Company awarded cash bonuses of $47,040, $37,495, $23,829 and $21,276 to Mr. Venkatadri, Dr. Dittrich, Ms.
Harvey and Ms. Hougen, respectively, pursuant to the Company's officer retention incentive and compensation program.

         STOCK OPTIONS AND RESTRICTED STOCK GRANTS. No stock options or restricted stock grants were given to executive officers in fiscal year 2000, with the exception that Mr. Venkatadri received stock options on April 1, 1999 for 11,662 shares in exchange for his salary deferral of $21,000 as noted above.

         COMPANY-WIDE PERFORMANCE AND OTHER FACTORS INFLUENCING COMPENSATION DECISIONS. The principal Company-wide factor influencing the Compensation Committee's decisions in respect of cash retention bonuses was the need to retain key corporate personnel amidst an overall workforce reduction, as discussed above.

         The Compensation Committee's decision not to give cash incentive bonuses was based on the Company's failure to achieve a number of its performance objectives, as well as certain issues relating to the Company's contemplated (but ultimately abortive) merger with Palatin Technologies, Inc.

         The Compensation Committee's decision not to give stock options or restricted stock grants to executive officers was based on the reasoning that such long-term incentive compensation vehicles were not appropriate in light of the fact that, due to the contemplated merger, a majority of the senior management team would no longer be employed by the Company after June 2000.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The Compensation Committee determined Mr. Venkatadri's compensation for fiscal year 2000 on the basis of the criteria applicable to the Company's executive officers generally. As noted, Mr. Venkatadri received a salary increase for the fiscal year 2000 of $21,000, or 6.7%, to $336,000 and was awarded a cash retention bonus of $47,040 in February 2000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of each person (other than directors and executive officers of the Company) known to the Company to own more than 5% of the Company's outstanding Common Stock as of June 15, 2000:


          SHARES OF                                 SHARES OF                        PERCENT OF
      NAME AND ADDRESS OF                          COMMON STOCK                      OUTSTANDING
        BENEFICIAL OWNER                         BENEFICIALLY OWNED                  COMMON STOCK
      -------------------                        ------------------                  ------------
 State of Wisconsin Investment Board
  P.O. Box 7842                                      3,398,400                            18.02%
  Madison, WI 53707

  Mallinckrodt Group, Inc.
  675 McDonnell Blvd.                                1,300,579                             6.90%
  St. Louis, MO 63134

STOCK OWNERSHIP OF DIRECTORS AND OFFICERS

         The following table sets forth certain information regarding the shares of the Company's Common Stock beneficially owned as of June 15, 2000 by (i) each director and nominee for director, (ii) each executive officer named in the Summary Compensation Table and (iii) all of the directors and executive officers of the Company as a group:


                                                 SHARES OF                 PERCENT OF
                                                COMMON STOCK              OUTSTANDING
                                                BENEFICIALLY                 COMMON
NAME                                            OWNED (1)(2)               STOCK (3)
------------------------------------         -------------------         ---------------
Bobba Venkatadri                                        654,378              3.26%
David W. Barry, M.D.                                     19,500                *
Robert W. Brightfelt                                     39,500                *
Charles C. Edwards, M.D.                                 34,500                *
Jerry T. Jackson                                         44,500                *
Gordon C. Luce                                           37,000                *
David Rubinfien                                          34,500                *
Howard Dittrich, M.D.                                   261,024              1.30%
Elizabeth Hougen (4)                                    117,325                *
Joni Harvey (4)                                         211,532              1.05%

officers as a group - 10 persons.                     1,453,759              7.24%

*        Represents less than 1% of the Company's outstanding Common Stock.

(1) Each person named has voting and investment power over the shares listed, and these powers are exercised solely by the person named or shared with a spouse.

 (2) The shares listed for each person named or the group include shares of the Company's Common Stock subject to stock options exercisable on or within 60 days after June 15, 2000. These shares are as follows: Mr. Venkatadri, 572,675 shares; Dr. Barry, 19,500 shares; Mr. Brightfelt, 34,500 shares; Dr. Edwards, 34,500 shares; Mr. Jackson, 34,500 shares; Mr. Luce, 34,500 shares; Mr. Rubinfien, 34,500 shares; Dr. Dittrich, 200,550 shares; Ms. Hougen, 86,000 shares; Ms. Harvey, 175,000 shares; and the group of all directors and executive officers, 1,226,225 shares.

 (3) The percentage for each person named or the group has been determined by including in the number of shares of the Company's outstanding Common Stock the number of shares subject to stock options exercisable by that person or group on or within 60 days after June 15, 2000.

(4)      These persons terminated from service in April 2000.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended March 31, 1997, the Company entered into a real estate investment agreement with Mr. Venkatadri and his wife in connection with the purchase of their home in San Diego, California. The Company contributed $300,000 to the purchase and acquired an undivided 53% interest in the home as tenants in common with Mr. and Mrs. Venkatadri.


                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

  (a)    (1)      Financial Statements and Financial Statement Schedules

         (2) The financial statements and financial statement schedules filed as a part of this Report are listed in the "Index to Consolidated Financial Statements and Schedules."

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

         10.8 Second Amended and Restated License and Distribution Agreement between the Company and Mallinckrodt, effective March 1, 1999. (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 1999.)

         10.9 Investment Agreement dated December 7, 1988 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report on form 10-K for the fiscal year ended March 31, 1989.)

         10.10 Investment Agreement dated September 7, 1995 between the Company and Mallinckrodt Medical, Inc. (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 1995.)

         10.11 Cooperative Development and Marketing Agreement effective March 31, 1998 between the Company and Chugai Pharmaceutical Co., Ltd. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 7, 1998)

         10.12 Common Stock Purchase Agreement effective March 31, 1998 between the Company and Chugai Pharmaceutical Co., Ltd. (Incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 7, 1998)

         10.13 Letter Agreement dated February 18, 1991 between the Company and Schering Aktiengesellschaft. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1991.)

         10.14 Settlement Agreement and Mutual Release dated September 10, 1996 between the Company and Shionogi & Co., Ltd. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1997.)

         10.15 Exclusive License Agreement dated April 1, 1992 between the Company and The Regents of the University of California. (Incorporated by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.16 License Agreement dated August 23, 1991 between the Johns Hopkins University, Towson State University and the Company. (Incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.17 License Agreement dated November 11, 1991 between the Company and the Regents of the University of Michigan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.18 Exclusive License Agreement dated July 31, 1990 between the Company and the Regents of the University of California, and Amendment Agreement dated April 1, 1992. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.19 License Option Agreement dated January 29, 1993 between the Company and Abbott Laboratories. (Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 29, 1993.)

         10.20+ Molecular Biosystems, Inc. Pre-1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

         10.21+ Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan, as amended by First and Second Amendments. (Incorporated by reference from Exhibit
                  10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

         10.22+ Third and Fourth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.)

         10.23+ Fifth Amendment to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.)

         10.24+ Sixth and Seventh Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

         10.25+ Eighth and Ninth Amendments to Molecular Biosystems, Inc. 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

         10.26+ Form of Stock Option Agreement used with the Company's 1984 Incentive Stock Option Plan and 1984 Nonstatutory Stock Option Plan. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.)

         10.27+ Molecular Biosystems, Inc. 1993 Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78572 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

         10.28+ Form of Stock Option Agreement used with the Company's 1993 Stock Option Plan. (Incorporated by reference from Exhibit
                  10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

         10.29+ Molecular Biosystems, Inc. 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement No. 33-78564 on Form S-8, dated May 3, 1994, filed on May 5, 1994.)

         10.30+ Form of Stock Option Agreement used with the Company's 1993 Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

         10.31+ First Amendment to the Molecular Biosystems, Inc. 1993 Stock Option Plan (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 15, 1997 (Registration No. 333-35633.)

         10.32+ Molecular Biosystems, Inc. 1997 Outside Directors Stock Option Plan (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 15, 1997 (Registration No. 333-35631.)

         10.33+ Second Amendment to 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.34+ Third Amendment to 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.35+ 1998 Stock Option Plan. (Incorporated by reference to the Company's Proxy Statement on Form 14A for the fiscal year ended March 31, 1998.)

         10.36+ 1998 Stock Option Plan (as amended and restated through September 22, 1998.) (Incorporated by reference from Exhibit
                  10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.)

         10.37+ Employment Agreement dated April 25, 1995 between the Company and Kenneth J. Widder, M.D. (Incorporated by reference from
                  Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

         10.38+ Employment Agreement dated November 1, 1995 between the Company and Bobba Venkatadri. (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

         10.39+ First Amendment to Employment Agreement dated April 30, 1996 between the Company and Bobba Venkatadri. (Incorporated by reference from Exhibit 10.34 to the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1997.)

         10.40+ Partnership Agreement dated October 18, 1996 between the Company and Bobba and Annapurna Venkatadri. (Incorporated by reference from Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

         10.41+ Employment Agreement dated as of September 1, 1997 between the Company and Gerard A. Wills. (Incorporated by reference from
                  Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.42+ Employment Agreement dated as of September 1, 1997 between the Company and William I. Ramage. (Incorporated by reference from
                  Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.43+ Employment Agreement dated as of December 1, 1997 between the Company and Thomas Jurgensen. (Incorporated by reference from Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.44+ Employment Agreement dated as of September 1, 1997 between the Company and Joni Harvey. (Incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.45+ Employment Agreement dated as of September 1, 1997 between the Company and Howard Dittrich. (Incorporated by reference from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.46+ Employment Agreement between the Company and Bobba Venkatadri, effective as of January 21, 1999. (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.)

         10.47+ Employment Agreement between the Company and Howard Dittrich, M.D., effective as of January 21, 1999. (Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.)

         10.48+ Employment Agreement between the Company and Joni Harvey, effective as of January 21, 1999. (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.)

         10.49+ Employment Agreement between the Company and Elizabeth Hougen, effective as of January 21, 1999. (Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.)

         10.50+ Separation Agreement effective May 30, 1997 between the Company and Allan Mizoguchi, Ph.D. (Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.51+ Separation Agreement effective May 30, 1997 between the Company and James Barnhart, Ph.D. (Incorporated by reference from Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.52+ Separation Agreement effective September 4, 1998 between the Company and Kenneth J. Widder, M.D. (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.)

         10.53+ Separation Agreement effective December 31, 1998 between the Company and Gerard A. Wills. (Incorporated by reference from
                  Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.)

         10.54+ Separation Agreement effective March 3, 1999 between the Company and William T. Ramage. (Incorporated by reference from
                  Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.)

         10.55+ Separation Agreement effective March 3, 1999 between the Company and Thomas Jurgensen. (Incorporated by reference from Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.)

         10.56 Triple Net Lease dated June 19, 1995 between the Company and Radnor/Collins/Sorrento Partnership. (Incorporated by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.)

         10.57 First Amendment to Sublease dated February 27, 1998 between the Company and Dura Pharmaceuticals, Inc. (Incorporated by reference from Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.58 Sublease dated October 1, 1997 between the Company and Dura Pharmaceuticals, Inc. (Incorporated by reference from Exhibit
                  10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.59 Equipment Lease Agreement dated June 30, 1997 between the Company and Mellon US Leasing. (Incorporated by reference from
                  Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.60 Sublease dated February 16, 1998 between the Company and ComStream Corporation. (Incorporated by reference from Exhibit
                  10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.61 Promissory note dated December 31, 1993 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit
                  10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

         10.62 Second Amendment to Promissory note dated June 24, 1996 between the Company and James L. Barnhart. (Incorporated by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.)

         10.63 Promissory note dated December 31, 1993 between the Company and John W. Young. (Incorporated by reference from Exhibit
                  10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

         10.64 License Agreement dated March 26, 1999 between the Company and Schering Aktiengesellschaft. (Incorporated by reference from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.)

         10.65 Agreement and Plan of Merger dated November 11, 1999 between the Company and Palatin Technologies of Princeton, New Jersey. (Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 11, 1999.)

         10.66 License agreement between the Company and Genta Inc. (Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 14, 2000.

         19       Documents not previously filed are marked with an asterisk(*).

         23*      Consent of Arthur Andersen LLP.

(b)      REPORT ON FORM 8-K

        A Current Report on Form 8-K dated January 5, 2000 was filed on January 11, 2000 reporting that effective January 5, 2000, trading of the Company's common stock was moved to the NASD Over-The-Counter Bulletin Board and that a new trading symbol of "MBIO" was assigned to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2000.

                                     MOLECULAR BIOSYSTEMS, INC.


                                     By: /s/ Bobba Venkatadri
                                         -------------------------------------
                                         Bobba Venkatadri
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                            TITLE                                DATE
      ---------                            -----                                ----
/s/ Bobba Venkatadri              President, Chief Executive
-----------------------------     Officer (Principal Executive               June 23, 2000
Bobba Venkatadri                  Officer and Principle Financial
                                  and Accounting Officer)


/s/ Robert W. Brightfelt          Director                                   June 23, 2000
-----------------------------
   Robert W. Brightfelt

/s/ Charles C. Edwards, M.D.      Director                                   June 23, 2000
-----------------------------
   Charles C. Edwards, M.D.

/s/ Gordon C. Luce                Director                                   June 23, 2000
-----------------------------
   Gordon C. Luce

/s/ David Rubinfien               Director                                   June 23, 2000
-----------------------------
   David Rubinfien

/s/ David W. Barry, M.D.          Director                                   June 23, 2000
-----------------------------
   David W. Barry, M.D.

/s/ Jerry Jackson                 Director                                   June 23, 2000
-----------------------------
   Jerry Jackson