Form 10-Q
period 2000-06-30
MOLECULAR BIOSYSTEMS INC
filed 2000-08-14
CIK 719598

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_____________ to _____________

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

                         X  Yes                  No
                        ---                 ---

The number of shares outstanding of the issuer's common stock, $.01 par value, as of July 31, 2000 was 18,858,789 shares.


                                            INDEX                                                 PAGE
                                            -----                                                 ----
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

        1. Consolidated Balance Sheets                                                              3
           March 31, 2000 and June 30, 2000

        2. Consolidated Statements of Operations                                                    4
           Three Months Ended June 30, 1999 and 2000

        3. Consolidated Statements of Cash Flows                                                    5
           Three Months Ended June 30, 1999 and 2000

        4. Notes to Financial Statements                                                            6

        Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                               7


PART II -OTHER INFORMATION

        Item 1 - Legal Proceedings                                                                  9


        Item 6 - Exhibits and Reports on Form 8-K                                                  10

           (a) Exhibits
           (b) Reports on Form 8-K

        Signatures                                                                                 10


PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                             MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                        (DOLLARS IN THOUSANDS)


                                                                          MARCH 31,         JUNE 30,
                                                                           2000               2000
                                                                      --------------     --------------
                                                                                          (UNAUDITED)
                               ASSETS

Current assets:
    Cash and cash equivalents                                         $       1,756      $       3,069
    Marketable securities, available-for-sale (Note 3)                       10,287              7,436
    Accounts and notes receivable                                             1,820                357
    Inventories                                                                 203                213
    Prepaid expenses and other assets                                           204                 82
                                                                      --------------     --------------
         Total current assets                                                14,270             11,157
                                                                      --------------     --------------

Property and equipment, at cost:  (Note 2)
    Building and improvements                                                11,226                  -
    Equipment, furniture and fixtures                                         2,930                  -
    Construction in progress                                                      -                  -
                                                                      --------------     --------------
                                                                             14,156                  -
    Less:  Accumulated depreciation and amortization                          7,572                  -
                                                                      --------------     --------------
         Total property and equipment                                         6,584                  -
                                                                      --------------     --------------

Other assets, net                                                             1,790              1,798
                                                                      --------------     --------------

                                                                      $      22,644      $      12,955
                                                                      ==============     ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                 $       1,285      $         900
    Accounts payable and accrued liabilities (Note  2)                        7,218              2,672
    Compensation accruals                                                     1,943                718
                                                                      --------------     --------------
         Total current liabilities                                           10,446              4,290
                                                                      --------------     --------------

Long-term debt, net of current portion                                        3,529                  -

Commitments and contingencies (Note 2)

Stockholders' equity:
    Common Stock, $.01 par value, 40,000,000 shares
      authorized, 18,858,789 shares issued and
      outstanding                                                               186                186
    Additional paid-in capital                                              134,388            134,667
    Accumulated deficit                                                    (125,537)          (125,820)
    Unrealized gain on available-for-sale securities                             11                 11
    Less 42,298 shares of treasury stock,
        at cost                                                                (379)              (379)
                                                                      --------------     --------------
         Total stockholders' equity                                           8,669              8,665
                                                                      --------------     --------------

                                                                      $      22,644      $      12,955
                                                                      ==============     ==============


                            See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                               1999               2000
                                                                          --------------     --------------
                                                                                    (UNAUDITED)
Revenues:
   Revenues under collaborative agreements                                $       1,500      $           -
   Product and royalty revenues                                                     160                307
   License Fees  (Note 3)                                                             -              2,826
                                                                          --------------     --------------
                                                                                  1,660              3,133
                                                                          --------------     --------------
Operating expenses:
   Research and development costs                                                 1,412                368
   Costs of products sold                                                          (645)                 -
   Selling, general and administrative expenses                                   2,393                856
   Other Nonrecurring Charges (Note 2)                                                -              2,220
                                                                          --------------     --------------
                                                                                  3,160              3,444
                                                                          --------------     --------------

   Income (loss) from operations                                                 (1,500)              (311)

Interest expense                                                                   (120)               (98)
Interest income                                                                     218                127
                                                                          --------------     --------------

Net loss                                                                  $      (1,402)     $        (282)
                                                                          ==============     ==============

Net loss per share - basic and diluted                                    $       (0.07)     $       (0.01)
                                                                          ==============     ==============

Weighted average common shares outstanding                                       18,730             18,859
                                                                          ==============     ==============


                            See accompanying notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                              1999       2000
                                                                            --------   --------
                                                                                      (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                $(1,402)   $  (282)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                            427        193
        Loss on disposals/write-downs of tangible and intangible property         3         --
        Other Nonrecurring charges                                               --      2,220
       Changes in operating assets and liabilities:
           Receivables                                                         (942)     1,463
           Inventories                                                          117        (11)
           Prepaid expenses and other assets                                    175        123
           Accounts payable and accrued liabilities                              99       (844)
           Compensation accruals                                               (630)    (1,225)
                                                                            -------    -------

              Cash provided by (used in) operating activities                (2,153)     1,637
                                                                            -------    -------

Cash flows from investing activities:
    Purchases of property and equipment                                         (20)        --
   Proceeds from sales of property and equipment                                  4        134
    (Increase) decrease in other assets                                           2         (9)
    Purchases of marketable securities                                       (3,772)    (3,110)
    Maturities of marketable securities                                       5,945      5,961
                                                                            -------    -------

              Cash provided by investing activities                           2,159      2,976
                                                                            -------    -------

Cash flows from financing activities:
    Principal payments on long-term debt                                       (319)      (300)
    Legal settlement payment to Mallinckrodt                                     --     (3,000)
    Purchase of treasury stock                                                  (16)        --
                                                                            -------    -------
              Cash used in financing activities                                (335)    (3,300)
                                                                            -------    -------

Increase (decrease) in cash and cash equivalents                               (329)     1,313

Cash and cash equivalents, beginning of period                                1,055      1,756
                                                                            -------    -------

Cash and cash equivalents, end of period                                    $   726    $ 3,069
                                                                            =======    =======

Supplemental cash flow disclosures:

    Interest income received                                                $   370    $   138
                                                                            =======    =======

    Interest paid                                                           $   120    $    98
                                                                            =======    =======


                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION-

         These interim Consolidated Financial Statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

         These interim Consolidated Financial Statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments required for a fair presentation of the financial position of the Company as of June 30, 2000, and the results of its operations for the three months ended June 30, 1999 and 2000, and its cash flows for the three months ended June 30, 1999 and 2000, have been made. The results of operations for these interim periods are not necessarily indicative of operating results for the full year.

(2)      COMMITMENTS AND CONTINGENCIES-

         The restructuring of the Company's relationship with Mallinckrodt is a result of the settlement of patent litigation with certain competitors claiming patent rights in various ultrasound contrast agent technologies. Under the terms of the restructuring, the Company will pay Mallinckrodt $7,000,000 in connection with this patent dispute settlement. The Company paid $3,000,000 in May 2000 and will satisfy an additional $3,000,000 by the transfer of certain real and other property to Mallinckrodt as soon as practicable. This transfer of property has been reflected in the accompanying balance sheet as a reduction of "Property and equipment" and as a reduction of "Long-term debt".

         The Company will be required to make a final $1,000,000 payment to Mallinckrodt upon receipt of a milestone payment from Chugai Pharmaceutical Co., Ltd. This payment has been accrued in the accompanying balance sheet under "Accounts payable and accrued liabilities". The net effect of the restructuring with Mallinckrodt has been reflected in the accompanying statement of operations as an "Other Nonrecurring Charge" of $2.2 million.

(3)      LICENSE FEES-

         Revenues for the quarter ended June 30, 2000 include $2.8 million for the licensing of a portfolio of patents and technology to Genta Incorporated that relate to antisense for therapeutic and diagnostic applications. This license agreement includes grants of exclusive and non-exclusive rights to Genta on a royalty-free basis in return for $400,000 in cash and shares of Genta common stock. The Genta common shares are reflected in marketable securities in the accompanying balance sheet.

(4)      EARNINGS PER SHARE-

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented. Basic earnings per share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarters ended June 30, 1999 and 2000, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive.

(5) SUBSEQUENT EVENTS
    In August 2000, the Company completed the transfer of certain real and other property to Mallinckrodt as required by the terms of the restructuring of its relationship with Mallinckrodt. In August 2000, the Company and Mallinckrodt also amended their restructuring agreement to clarify that Mallinckrodt would continue to pay a 3% royalty to the Company on sales of OPTISON in the United States until sales reach a cumulative aggregate of $66,667,000. The amendment also clarifies that Mallinckrodt will reimburse the Company for $450,000 credit available to the Company if Mallinckrodt utilized this credit in the event that it enters into a license agreement with Schering AG.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis should be read in conjunction with (1) the current Consolidated Financial Statements and (2) the Company's Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended March 31, 2000.

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the Company's anticipated results or other expectations. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the failure of OPTISON-Registered Trademark- to gain wide market acceptance, the failure of OPTISON to gain regulatory approvals for new indications, and other factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission.

RECENT EVENTS

          In May 2000, the Company reached a settlement in various ongoing patent disputes between the Company, Nycomed, Mallinckrodt and Sonus. In addition, Mallinckrodt assumed responsibility for any future intellectual property disputes relating to MBI's ultrasound contrast patents.

            In May 2000, the Company and Mallinckrodt also agreed to restructure their relationship to allow Mallinckrodt to assume full control of the OPTISON business, including responsibility for all related intellectual property disputes, clinical development, manufacturing and real estate. The restructured relationship is contained in an OPTISON Product Rights Agreement ("OPRA"). Under OPRA, the Company will receive an ongoing royalty of 5% on sales of ultrasound agents in the Mallinckrodt territory, which is worldwide, excluding Japan, South Korea and Taiwan. In addition, the Company will pay Mallinckrodt $7,000,000 in connection with the settlement of the various ongoing patent disputes. The Company paid $3,000,000 in May 2000 and will satisfy an additional $3,000,000 by the transfer of certain real and other property to Mallinckrodt as soon as practicable. This transfer of property has been reflected in the accompanying balance sheet as a reduction of "Property and equipment" and as a reduction of "Long-term debt".

         The Company will be required to make a final $1,000,000 payment to Mallinckrodt upon receipt of a milestone payment from Chugai Pharmaceutical Co., Ltd. This payment has been accrued in the accompanying balance sheet under "Accounts payable and accrued liabilities". The net effect of the restructuring with Mallinckrodt has been reflected in the accompanying statement of operations as an "Other Nonrecurring Charge" of $2.2 million.

           The implementation of OPRA involves the Company's transfer to Mallinckrodt of all property, plant, equipment and inventory used in the manufacture of OPTISON to Mallinckrodt. In May 2000, 20 twenty employees involved in the manufacturing process were transferred to Mallinckrodt leaving the Company with three employees. In August 2000, the Company completed the transfer of the OPTISON property, plant, equipment and inventory to Mallinckrodt.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had net working capital of $6.9 million compared to $3.8 million at March 31, 2000. Cash, cash equivalents and marketable securities were $10.5 million at June 30, 2000 compared to $12.0 million at March 31, 2000.

         The Company plans to use its existing cash and future cash flows from royalties and milestone payments to pursue alliances and business development opportunities in the life sciences industry. The Company anticipates that its cash and marketable securities on hand and future cash flows will enable the Company to fund its operations and obligations, including amounts owed to Mallinckrodt pursuant to OPRA, for well over two years. The time required by the Company to achieve profitability is highly dependent on the market acceptance of OPTISON and on other future alliances and investment opportunities and is therefore uncertain.

RESULTS OF OPERATIONS

         REVENUES UNDER COLLABORATIVE AGREEMENTS. There were no revenues from collaborative agreements for the quarter ended June 20, 2000. Revenues under collaborative agreements were $1.5 million for the quarter ended June 30, 1999. These revenues consisted solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under the ARDA.

         PRODUCT AND ROYALTY REVENUES. Revenues from product sales and royalties on end user sales were $307,000 for the quarter ended June 30, 2000, compared to $160,000 for the same quarter in the prior year. For the quarter ended June 30, 2000, the end user sales by Mallinckrodt were $3.0 million, which represents a 12% increase over the quarter ending March 31, 2000 and a 35% increase over the same period in the prior year.

         LICENSE FEES. Revenues for the quarter ended June 30, 2000 include $2.8 million for the licensing of a portfolio of patents and technology to Genta Incorporated that relate to antisense for therapeutic and diagnostic applications. This license agreement includes grants of exclusive and non-exclusive rights to Genta on a royalty-free basis in return for $400,000 in cash and shares of Genta common stock. The Genta common shares are reflected in marketable securities in the accompanying balance sheet.

         COSTS OF PRODUCTS SOLD. There were no costs of product sold for the quarter ended June 30, 2000. Cost of products sold totaled ($645,000) for the quarter ended June 30, 1999. Under the amended terms of the Company's prior agreement with Mallinckrodt, which were retroactive to March 1, 1999, Mallinckrodt agreed to reimburse the Company for all fully allocated manufacturing expenses, including incremental costs related to the technology transfer. The Company accrued a receivable from Mallinckrodt for manufacturing expenses incurred during the period March 1, 1999 through June 30, 1999. The manufacturing expenses from March 1999 were included in the prior fiscal year. As a result, the recoupment of these expenses was reflected as a negative expense during the quarter ended June 30, 1999.

         RESEARCH AND DEVELOPMENT COSTS. For the quarter ended June 30, 2000, the Company's research and development costs totaled $368,000, as compared to $1.4 million for the same period in 1999. The decrease is due to the Company's decision to discontinue further research and development activities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended June 30, 2000, the Company's selling, general and administrative expenses totaled $856,000, as compared to $2.4 million for the same quarter in 1999. The decrease in the current year is due to realization of the benefits of previously announced cost reduction measures as well as additional expense reductions as a result of OPRA.

         OTHER NONRECURRING CHARGES. For the quarter ended June 30, 2000, other nonrecurring charges reflect the net effect of restructuring the agreement between the Company and Mallinckrodt. See Note 2, "Commitments and Contingencies," above.

         INTEREST EXPENSE AND INTEREST INCOME. Interest expense for the quarter ended June 30, 2000 amounted to $98,000, compared to $120,000 for the same period in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which is secured by the tangible assets of the Company. The interest rate on the mortgage was 8% in June 2000. The note payable bears interest at the prime rate and is payable in monthly installments of principal plus interest over five years. The decrease is primarily due to the renegotiation of the note payable in September 1998 which lowered the interest rate from the prime rate plus 1% to the prime rate and released a compensating balance requirement. The interest rate on the note was 7.75% in June 1999.

         Interest income for the quarter ended June 30, 2000 was $127,000 compared to $218,000 for the same quarter in the prior year. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

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

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         See Note 2 in Notes to the Financial Statements under Item 1 above.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 First amendment to OPTISON Product Rights Agreement effective August 9, 2000.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated May 8, 2000 was filed on May 23, 2000, reporting that the Company and Mallinckrodt had restructured their agreement concerning OPTISON. Under the terms of the restructured agreement, Mallinckrodt will assume full control of the OPTISON business, including responsibility for intellectual property disputes, clinical development, manufacturing and real estate. In addition a settlement was reached in three ongoing patent disputes in Washington, DC, Seattle, WA and Europe between the Company, Nycomed, Mallinckrodt and SONUS Pharmaceuticals.

         A Current Report on Form 8-K dated June 6, 2000 was filed on June 14, 2000, reporting that the Company and Genta Incorporated announced the licensing of a broad portfolio of patents and technology that relate to antisense for therapeutic and diagnostic applications. The agreement includes grants of both exclusive and non-exclusive rights to Genta from MBI on a royalty-free basis in return for cash and shares of Genta common stock.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




    /s/ BOBBA VENKATADRI
-------------------------------------
Bobba Venkatadri
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial and Accounting Officer)


8/11/00
-------------------------
Date