Form 10-Q
period 2000-09-30
MOLECULAR BIOSYSTEMS INC
filed 2000-11-08
CIK 719598

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                            10030 Barnes Canyon Road
                           San Diego, California 92121
                                 (858) 625-3900
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)


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

The number of shares outstanding of the issuer's common stock, $.01 par value, as of October 31, 2000 was 18,766,413 shares.

                                      INDEX

                           MOLECULAR BIOSYSTEMS, INC.



Part I.  Financial Information

     Item 1.     Financial Statements (Unaudited)

                 Consolidated Balance Sheets
                   -September 30, 2000 and March 31, 2000

                 Consolidated Statements of Operations
                   -Three and six months ended September 30, 1999 and 2000

                 Consolidated Statements of Cash Flows
                   -Six months ended September 30, 1999 and 2000

                 Notes to Financial Statements
                   -September 30, 2000

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.     Quantitative and Qualitative Disclosure of Market Risk

Part II.  Other Information

     Item 1.     Legal Proceedings

     Item 2.     Changes in Securities - None

     Item 3.     Defaults Upon Senior Securities - None

     Item 4.     Submission of Matters to a Vote of Security Holders

     Item 5.     Other Information - None

     Item 6.     Exhibits and Reports on Form 8-K


Signatures

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                                             MARCH 31,         SEPTEMBER 30,
                                                                               2000                2000
                                                                          ----------------    ----------------
                                 ASSETS                                                          (UNAUDITED)
Current assets:
    Cash and cash equivalents                                             $         1,756     $         2,930
    Marketable securities, available-for-sale (Note 3)                             10,287               6,904
    Accounts and notes receivable                                                   1,820                 664
    Inventories                                                                       203                   -
    Prepaid expenses and other assets                                                 204                  15
                                                                          ----------------    ----------------
         Total current assets                                                      14,270              10,513
                                                                          ----------------    ----------------

Property and equipment, at cost: (Note 2)
    Building and improvements                                                      11,226                   -
    Equipment, furniture and fixtures                                               2,930                   -
                                                                          ----------------    ----------------
                                                                                   14,156                   -
    Less:  Accumulated depreciation and amortization                                7,572                   -
                                                                          ----------------    ----------------
         Total property and equipment                                               6,584                   -
                                                                          ----------------    ----------------

Other assets, net (Note 4)                                                          1,790               1,634
                                                                          ----------------    ----------------

                                                                          $        22,644     $        12,147
                                                                          ================    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                     $         1,285     $           600
    Accounts payable and accrued liabilities (Note 2)                               7,218               2,613
    Compensation accruals                                                           1,943                 769
                                                                          ----------------    ----------------
         Total current liabilities                                                 10,446               3,982
                                                                          ----------------    ----------------

Long-term debt, net of current portion                                              3,529                   -
                                                                          ----------------    ----------------

Commitments and contingencies (Note 2)

Stockholders' equity:
    Common stock, $.01 par value, 40,000,000 shares
      authorized, 18,858,789 and 18,766,413 shares
      issued and outstanding, respectively (Note 5)                                   186                 186
    Additional paid-in capital                                                    134,388             134,667
    Accumulated deficit                                                          (125,537)           (126,321)
    Other comprehensive income                                                         11                  12
    Less 42,298 shares of treasury stock, at cost                                    (379)               (379)
                                                                          ----------------    ----------------
         Total stockholders' equity                                                 8,669               8,165
                                                                          ----------------    ----------------

                                                                          $        22,644     $        12,147
                                                                          ================    ================


                            See Accompanying Notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  1999           2000             1999           2000
                                                             --------------- --------------   -------------- --------------
Revenues:
   Revenues under collaborative agreements                   $        1,500  $           -    $       3,000  $           -
   Product and royalty revenues                                         357            323              517            630
   License fees                                                           -             15                -             41
                                                             --------------- --------------   -------------- --------------
                                                                      1,857            338            3,517            671
                                                             --------------- --------------   -------------- --------------
Operating expenses:
   Research and development costs                                     1,036              -            2,448            368
   Costs of products sold                                               116              -             (529)             -
   Selling, general and administrative expenses                       1,705            931            4,098          1,787
   Other nonrecurring charges                                             -              -                -          2,220
                                                             --------------- --------------   -------------- --------------
                                                                      2,857            931            6,017          4,375
                                                             --------------- --------------   -------------- --------------

   Loss from operations                                              (1,000)          (593)          (2,500)        (3,704)
                                                             --------------- --------------   -------------- --------------

Interest expense                                                       (114)           (26)            (234)          (124)
Interest income                                                         184            117              402            244
Other income (Note 3)                                                     -              -                -          2,800
                                                             --------------- --------------   -------------- --------------
   Other income, net                                                     70             91              168          2,920
                                                             --------------- --------------   -------------- --------------

Net loss                                                     $         (930) $        (502)   $      (2,332) $        (784)
                                                             =============== ==============   ============== ==============

Loss per common share - basic and diluted (Note 6)           $        (0.05) $       (0.03)   $       (0.12) $       (0.04)
                                                             =============== ==============   ============== ==============

Weighted average common shares outstanding                           18,727         18,766           18,729         18,797
                                                             =============== ==============   ============== ==============


                            See Accompanying Notes.

                   MOLECULAR BIOSYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 1999              2000
                                                                            ---------------  ---------------
Cash flows from operating activities:
    Net loss                                                                    $  (2,332)        $   (784)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                   641              193
       Non-cash gain on license of intellectual property                                 -           (2,400)
       Other nonrecurring charges                                                        -            2,220
       Loss on disposals of property and equipment                                     124                -
       Loss on sale of marketable securities                                             -              186
       Changes in operating assets and liabilities:
       Accounts and notes receivable                                                  (901)           1,156
        Inventories                                                                    178              203
        Prepaid expenses and other assets                                              282              189
        Other assets                                                                   117              156
        Accounts payable and accrued liabilities                                      (106)            (817)
        Compensation accruals                                                         (781)          (1,174)
        Legal settlement payment to Mallinckrodt                                         -           (3,000)
                                                                            ---------------  ---------------

              Cash used in operating activities                                     (2,778)          (3,872)
                                                                            ---------------  ---------------

Cash flows from investing activities:
    Purchases of property and equipment                                                (57)               -
    Proceeds from sales of property and equipment                                       12              134
    Purchase of license rights from Shionogi                                        (1,500)               -
    Purchase of marketable securities                                                    -           (1,800)
    Proceeds from sales of marketable securities                                     6,306            7,397
                                                                            ---------------  ---------------

              Cash provided by investing activities                                  4,761            5,731
                                                                            ---------------  ---------------

Cash flows from financing activities:
    Purchase of treasury stock                                                         (16)               -
    Principal payments on long-term debt                                              (639)            (685)
                                                                            ---------------  ---------------

              Cash used in financing activities                                       (655)            (685)
                                                                            ---------------  ---------------

Increase in cash and cash equivalents                                                1,328            1,174

Cash and cash equivalents, beginning of period                                       1,056            1,756
                                                                            ---------------  ---------------

Cash and cash equivalents, end of period                                    $        2,384   $        2,930
                                                                            ===============  ===============

Supplemental cash flow disclosures:

    Interest paid                                                           $          234   $          124
                                                                            ===============  ===============

Non-cash transactions:
    Issurance of stock to employees                                         $            -   $          279
                                                                            ===============  ===============
    Receipt of stock for licensing agreement                                $            -   $        2,400
                                                                            ===============  ===============
    Transfer of property and legal settlement payment to Mallinckrodt       $            -   $        3,000
                                                                            ===============  ===============


                            See Accompanying Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         These interim consolidated financial statements of Molecular Biosystems, Inc. and Subsidiaries (the "Company") should be read in conjunction with the consolidated financial statements of the Company and related notes filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

         These interim consolidated financial statements of the Company have not been audited by independent public accountants. However, in the opinion of the Company, all adjustments, consisting of normal recurring accruals required for a fair presentation of the financial position of the Company as of September 30, 2000, and the results of its operations for the three and six months ended September 30, 1999 and 2000, and its cash flows for the six months ended September 30, 1999 and 2000, have been made. The results of operations for these interim periods are not necessarily indicative of operating results for the full year.

         Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported losses.

(2)      COMMITMENTS AND CONTINGENCIES

         In May 2000, the Company and Mallinckrodt, Inc. ("Mallinckrodt") agreed to restructure their relationship to allow Mallinckrodt to assume full control of the OPTISON business, including responsibility for all related intellectual property disputes, clinical development, manufacturing and real estate. The restructuring of the Company's relationship with Mallinckrodt is a result of the settlement of patent litigation with certain competitors claiming patent rights in various ultrasound contrast agent technologies. Under the terms of the restructured agreement, the Company paid Mallinckrodt $3 million in cash and transferred certain real and other property to Mallinckrodt, which is expected to be sold for a net gain of approximately $3 million. The transfer of property has been reflected in the accompanying consolidated balance sheet as a reduction of "property and equipment" and as a reduction of "long-term debt." The sale of the property by Mallinckrodt must result in the receipt of $3 million to Mallinckrodt otherwise the Company is required to fund the difference. The Company is required to make an additional $1 million payment to Mallinckrodt upon the Company's receipt of a milestone payment from Chugai Pharmaceutical Co., Ltd.

         In August 2000, the Company completed the transfer of certain real and other property to Mallinckrodt as required under the terms of the restructuring agreement with Mallinckrodt. In August 2000, the Company and Mallinckrodt also amended their restructuring agreement to clarify that Mallinckrodt would continue to pay a 3% royalty to the Company on sales of OPTISON in the United States until sales reach a cumulative aggregate of $66,667,000. The amendment also clarifies that Mallinckrodt will reimburse the Company for a $450,000 credit available to the Company from Schering AG if Mallinckrodt utilizes this credit in the event that Mallinkrodt enters into a license agreement with Schering AG.

(3)      OTHER INCOME

         Other income for the six months ended September 30, 2000 includes $2.8 million for the licensing of a portfolio of patents and technology to Genta, Inc. relating to antisense technology for therapeutic and diagnostic applications. This license agreement includes grants of exclusive and non-exclusive rights to Genta on a royalty-free basis in return for $400,000 in cash and 376,471 shares of Genta common stock. The Company sold 372,787 shares of Genta common stock in August 2000, realizing net proceeds of $2,189,949. The remaining 3,684 Genta common shares are reflected as marketable securities in the accompanying consolidated balance sheet.

(4)      OTHER ASSETS

         A portion of the balance included in "other assets" represents the Company's interest in the residence (the "Property") of the President and CEO (the "Employee"), equal to $300,000. In the event of termination of the Employee, the Company's $300,000 interest in the Property will be converted to a non-interest bearing note receivable, the balance of which is to be paid over a period of two years from termination according to the employment agreement amended on September 22, 2000.

(5)      COMMON STOCK OUTSTANDING

         Common stock issued to the Company's employees during the fourth quarter of fiscal year 2000, in lieu of a cash bonus, was canceled and then reissued during fiscal year 2001 for a lower number of shares in order to reflect the bonus as net of tax liabilities. As a result, the amount of the Company's outstanding common stock decreased from 18,858,789 at March 31, 2000 to 18,766,413 at September 30, 2000, a decrease of 92,376 shares.

(6)      EARNINGS PER SHARE

         Basic earnings per share were computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted-average number of common shares and potential common shares from outstanding stock options for the period. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants. For the three and six months ended September 30, 1999 and 2000, the diluted loss per share calculation excludes effects of outstanding stock options as such inclusion would be anti-dilutive.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretations No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of FASB Opinion No. 25." FIN 44 affects awards and modifications made after December 15, 1998. Management believes that their accounting policies comply with the applicable provisions of FIN 44.

(8)  SUBSEQUENT EVENTS

         On October 11, 2000, the Company, Alliance Pharmaceutical Corp. ("Alliance") and Alliance Merger Subsidiary, Inc. ("Merger Sub"), a wholly-owned subsidiary of Alliance, entered into an agreement and plan of merger pursuant to which Merger Sub will be merged into the Company and the Company will become a wholly-owned subsidiary of Alliance. Under the merger agreement, stockholders of the Company will receive 770,000 shares of Alliance common stock in exchange for their shares of the Company's common stock (subject to a downward adjustment in certain circumstances). Closing of the merger is subject to the approval of the merger by the Company's stockholders and to the satisfaction of other conditions precedent described in the merger agreement. As a result of the proposed merger with Alliance, the Company's bank facilities require payment of all outstanding balance as well as the Company has agreed to certain other restrictions during the period prior to closing. The Company estimates the outstanding balance at the time of the expected merger to be approximately $300,000, which is classified as current portion of long-term debt.

         On October 16, 2000 the Company entered into an agreement to provide consulting services to Alliance in contemplation of the proposed merger. Under the agreement, which has a 120-day term, Alliance will pay the Company a fee of approximately $8,450 per week for the services of 2 employees of the Company.

         On October 17, 2000, Isis Pharmaceuticals, Inc. ("Isis") filed suit against the Company in the Superior Court of the State of California seeking to reform the license agreement entered into between the Company and Isis in September 1992 to reduce the royalty payable to the Company to the rate payable to the Company in a license agreement entered into in May 2000 between the Company and Genta, Inc. The Company disputes Isis's claim that the Company is obligated to conform the Isis license to the Genta license.

         On October 24, 2000, the Company received an unsolicited merger offer from CEL-SCI Corporation. The Company's Board of Directors voted unanimously to reject this offer.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis should be read in conjunction with (1) the current consolidated financial statements and (2) the Company's consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended March 31, 2000.

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, regulatory approval, research and development activities and similar matters. A variety of factors could cause the Company's actual results and experience to differ materially from the Company's anticipated results or other expectations. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the failure of OPTISON(R) to gain wide market acceptance, the failure of OPTISON to gain regulatory approvals for new indications, and other factors reported from time to time in the Company's reports filed with the Securities and Exchange Commission.

RECENT EVENTS

         On October 17, 2000, Isis Pharmaceuticals, Inc. ("Isis") filed suit against the Company in the Superior Court of the State of California seeking to reform the license agreement entered into between the Company and Isis in September 1992 to reduce the royalty payable to the Company to the rate payable to the Company in a license agreement entered into in May 2000 between the Company and Genta, Inc. The Company disputes Isis's claim that the Company is obligated to conform the Isis license to the Genta license.

         On October 11, 2000, the Company, Alliance Pharmaceutical Corp. ("Alliance") and Alliance Merger Subsidiary, Inc. ("Merger Sub"), a wholly-owned subsidiary of Alliance, entered into an agreement and plan of merger pursuant to which Merger Sub will be merged into the Company and the Company will become a wholly-owned subsidiary of Alliance. Under the merger agreement, stockholders of the Company will receive 770,000 shares of Alliance common stock in exchange for their shares of the Company's common stock (subject to a downward adjustment in certain circumstances). Closing of the merger is subject to the approval of the merger by the Company's stockholders and to the satisfaction of other conditions precedent described in the merger agreement.

         In May 2000, the Company reached a settlement in various patent disputes with Nycomed, Mallinckrodt and Sonus. In addition, Mallinckrodt assumed responsibility for any future intellectual property disputes relating to the Company's ultrasound contrast patents.

         In May 2000, the Company and Mallinckrodt also agreed to restructure their relationship to allow Mallinckrodt to assume full control of the OPTISON business, including responsibility for all related intellectual property disputes, clinical development, manufacturing and real estate. The restructured relationship is contained in the OPTISON Product Rights Agreement ("OPRA"). Under OPRA, the Company will receive an ongoing royalty of 5% on sales of ultrasound agents in the Mallinckrodt territory, which is worldwide, excluding Japan, South Korea and Taiwan. Under the terms of the restructured agreement, the Company paid Mallinckrodt $3 million in cash and transferred certain real and other property to Mallinckrodt, which is expected to be sold for a net gain of approximately $3 million. The transfer of property has been reflected in the accompanying consolidated balance sheet as a reduction of "property and equipment" and as a reduction of "long-term debt." The sale of the property by Mallinckrodt must result in the receipt of $3 million to Mallinckrodt otherwise the Company is required to fund the difference. The Company is required to make an additional $1 million payment to Mallinckrodt upon the Company's receipt of a milestone payment from Chugai Pharmaceutical Co., Ltd.

         The implementation of OPTISON Product Rights Agreement ("OPRA") involves the Company's transfer to Mallinckrodt of all property, plant, equipment and inventory used in the manufacture of OPTISON to Mallinckrodt. In May 2000, 20 employees involved in the manufacturing process were transferred to Mallinckrodt leaving the Company with three employees. In August 2000, the Company completed the transfer of the OPTISON property, plant, equipment and inventory to Mallinckrodt.

         In August 2000, the Company and Mallinckrodt amended OPRA to clarify that Mallinckrodt would continue to pay a 3% royalty to the Company on sales of OPTISON in the United States until sales reach a cumulative aggregate of $66,667,000, at which time Mallinckrodt would pay this 3% royalty directly to the licensor, an outside party. The amendment also clarifies that Mallinckrodt will reimburse the Company for a $450,000 credit available to the Company Schering AG if Mallinckrodt utilizes this credit in the event that Mallinkrodt enters into a license agreement with Schering AG.

           On October 24, 2000, the Company received an unsolicited merger offer from CEL-SCI Corporation. The Company's Board of Directors voted unanimously to reject this offer.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had net working capital of $6.5 million compared to $3.8 million at March 31, 2000. Cash, cash equivalents and marketable securities were $9.8 million at September 30, 2000 compared to $12.0 million at March 31, 2000.

         In conjunction with the bank facilities, the Company is required to pay all of the outstanding debt balances upon a merger.

RESULTS OF OPERATIONS

         REVENUES UNDER COLLABORATIVE AGREEMENTS. There were no revenues from collaborative agreements for the six month period ended September 30, 2000. Revenues under collaborative agreements were $3.0 million for the same period in 1999. These revenues consisted solely of quarterly payments to support clinical trials, regulatory submissions and product development received from Mallinckrodt under ARDA.

         PRODUCT AND ROYALTY REVENUES. Revenues from product royalties were $323,000 and $630,000 for the three month and six month periods ended September 30, 2000 compared to $357,000 and $517,000 for the same periods in the prior year.

         RESEARCH AND DEVELOPMENT COSTS. The Company incurred no research and development costs for the three month period ended September 30, 2000. For the six month period ended September 30, 2000, the Company's research and development costs totaled $368,000 as compared to $2.4 million for the same period in 1999. The decrease is due to the Company's decision to discontinue further research and development activities.

         COSTS OF PRODUCTS SOLD. There were no costs of product sold for the three and six month period ended September 30, 2000. Cost of products sold totaled $116,000 and ($529,000) for the three month and six month periods ended September 30, 1999. Under the terms of the Company's prior agreement with Mallinckrodt, which were retroactive to March 1, 1999, Mallinckrodt agreed to reimburse the Company for all fully allocated manufacturing expenses, including incremental costs related to the technology transfer. The Company accrued a receivable from Mallinckrodt for manufacturing expenses incurred during the period March 1, 1999 through June 30, 1999. The manufacturing expenses from March 1999 were included in the prior fiscal year. As a result, the recoupment of these expenses was reflected as a negative expense during the six month period ended September 30, 1999.

         OTHER INCOME. Other income for the six months ended September 30, 2000 includes $2.8 million for the licensing of a portfolio of patents and technology to Genta Inc. relating to antisense technology for therapeutic and diagnostic applications. This license agreement includes grants of exclusive and non-exclusive rights to Genta on a royalty-free basis in return for $400,000 in cash and 376,471 shares of Genta common stock. The Company sold 372,787 shares to Genta common stock in August 2000, realizing net proceeds of $2,189,949. The remaining 3,684 Genta common shares are reflected in marketable securities in the accompanying consolidated balance sheet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three month and six month periods ended September 30, 2000, the Company's selling, general and administrative costs totaled $931,000 and $1.8 million, as compared to $1.7 million and $4.1 million for the same periods in the prior year.
The decrease in the current year is due to realization of the benefits of previously announced cost reduction measures as well as additional expense reductions as a result of OPRA.

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

         Effective May 8, 2000, an additional 20 employees involved with the manufacture of OPTISON were transferred to Mallinckrodt as part of its takeover of OPTISON manufacturing pursuant to OPRA. As of September 30, 2000, the Company has three employees. The impact of the cost reduction measures on the Company's financial statements for the three month and six month periods ended September 30, 2000 was $522,000. There was no impact on the three month and six month periods ended September 30, 1999.

A summary of the six months ended September 30, 2000 activity related to the accrual for cost reduction measures is provided below.


         Accrued at March 31, 2000                   $1,659,000

         Severance paid                               1,638,000

         Additional severance accrued                   522,000
                                                     ----------

         Accrued at September 30, 2000               $  543,000
                                                     ===========


The $543,000 cost reduction accrual is included in compensation accruals in the accompanying balance sheet as of September 30, 2000.

         OTHER NONRECURRING CHARGES. For the six month period ended September 30, 2000, other nonrecurring charges reflect the net effect of restructuring the agreement between the Company and Mallinckrodt. See Note 2, "Commitments and Contingencies" to the consolidated financial statements.

         INTEREST EXPENSE AND INTEREST INCOME. Interest expense for the three month and six month periods ended September 30, 2000 amounted to $26,000 and $124,000, compared to $114,000 and $234,000 for the same periods in the prior year, and consisted of mortgage interest on the Company's manufacturing building and interest on a note payable which was secured by the tangible assets of the Company. The mortgage on the building was transferred to Mallinckrodt in connection with the implementation of OPRA and the transfer to Mallinckrodt of all property, plant and equipment used in the manufacture of OPTISON. The note payable bears interest at the prime rate and is payable in monthly installments of principal plus interest over five years. The note payable was renegotiated in September 1998 lowering the interest rate from prime plus one to the prime rate and releasing a compensating balance requirement.

         Interest income for the three month and six month periods ended September 30, 2000 amounted to $117,000 and $244,000, compared to $184,000 and $402,000 for the same periods in the prior year. The decrease in interest income in the current year is due to lower average cash and marketable securities balances. The Company's cash is invested primarily in short-term, fixed principal investments, such as U.S. Government agency issues, corporate bonds, certificates of deposit and commercial paper.

PROSPECTIVE INFORMATION

         See Note 2 in Notes to the Financial Statements under Item 1 above.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The information called for by this item is provided under the caption "Interest Expense and Interest Income" under Item 2 above.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         On October 17, 2000, Isis Pharmaceuticals, Inc. ("Isis") filed suit against the Company in the Superior Court of the State of California seeking to reform the license agreement entered into between the Company and Isis in September 1992 to reduce the royalty payable to the Company to the rate payable to the Company in a license agreement entered into in May 2000 between the Company and Genta, Inc. The Company disputes Isis's claim that the Company is obligated to conform the Isis license to the Genta license.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on September 22, 2000. As of July 24, 2000, the record date, 18,766,413 shares were entitled to vote at the meeting. Of these shares, 3,337,891 were not voted.

         The following directors were re-elected for the upcoming year by the rates set forth as follows:


         DIRECTOR                              FOR                       WITHHELD
         David W. Barry, M.D.               14,608,560                    819,962

         Robert W. Brighfelt                14,595,605                    832,917

         Charles C. Edwards, M.D.           10,987,107                  4,441,415

         Jerry T. Jackson                   14,613,095                    815,427

         Gordon C. Luce                     14,590,072                    838,450

         David Rubinfien                    14,581,182                    847,340

         Bobba Venkatadri                   14,482,719                    945,803


         The selection of Arthur Andersen LLP as the Company's independent auditor was ratified. 15,108,264 shares were voted in favor of the proposal, 297,361 shares were voted against the proposal, 22,897 shares abstained and no shares were not voted (includes broker non-votes).

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Amendment to Employment Agreement between the Company and Howard C. Dittrich, M.D. dated September 22, 2000.

         10.2 Amendment to Employment Agreement between the Company and Bobba Venkatadri dated September 22, 2000.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated October 2000 was filed on October 27, 2000, reporting that on October 11, 2000, the Company, Alliance Pharmaceutical Corp. ("Alliance") and Alliance merger subsidiary, Inc. ("Merger Sub"), a wholly-owned subsidiary of Alliance, entered into an agreement and plan of merger pursuant to which Merger Sub will be merged into the Company and the Company will become a wholly-owned subsidiary of Alliance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MOLECULAR BIOSYSTEMS, INC.




   /s/ BOBBA VENKATADRI
------------------------------------------
Bobba Venkatadri
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial and Accounting Officer)


NOVEMBER 7, 2000
------------------------------------------
Date